Form 10QSB
period 1996-06-30
PERRY COUNTY FINANCIAL CORP
filed 1996-08-09
CIK 931074

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 450 5TH STREET, N.W.
                               WASHINGTON,D. C. 20549

                                    FORM 10-QSB

[CAPTION]
(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                        OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-25088


                        PERRY COUNTY FINANCIAL CORPORATION
              (Exact name of registrant as specified in its charter)


Missouri                                         43-1694505

(State or other jurisdiction of           (I.R.S.Employer Identification No.)
incorporation or organization)

14 North Jackson Street, Perryville, Missouri       63775-1334
(Address of principal executive office)             (Zip Code)



Registrant's telephone number, including area code (573) 547-4581


Not applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


Class                                           Outstanding July 31, 1996
Common Stock, par value $.01 per share                    852,566

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-QSB

                        FOR THE QUARTER ENDED JUNE 30, 1996

                                       INDEX




PART I - Financial Information (Unaudited)

   Consolidated Balance Sheets
                                                 1

   Consolidated Statements of Earnings
                                                 2

   Consolidated Statements of Cash Flows
                                                 3

   Notes to Consolidated Financial Statements
                                                 4

   Management's Discussion and Analysis of
  Financial Condition and Results of Operations
                                                 5


PART II - Other Information
                                                 8

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)


                                                  June 30,  September 30,

                                                    1996          1995
Assets
Cash and cash equivalents                       $  1,462,115    3,554,902
Securities:
Available for sale, at market value
amortized cost of $35,260,081 and $322,293,
respectively)                                     34,568,891      326,293

Held to maturity, at amortized cost
(market value of $31,587,531)                           -      31,906,147

Federal Home Loan Bank Stock                         601,500      589,700

Mortgage-backed and related securities:
Available for sale, at market value
(amortized cost of $31,499,419)                   31,406,435        -

Held to maturity, at amortized cost
(market value of $31,379,983)                           -      31,189,781

Loans receivable, net                             11,103,294    7,810,457

Premises and equipment, net                          303,828      312,772

Accrued interest receivable:
Securities                                           513,781      382,683

Mortgage-backed and related securities               226,233      229,395

Loans receivable                                      45,522       41,926

Other assets, including prepaid income taxes
of $91,182 in 1996                                   162,812       76,678

Total assets                                   $  80,394,411   76,420,734

Liabilities and Stockholders' Equity

Deposits                                       $  62,522,025   60,178,280

Accrued interest on deposits                         130,201      155,451

Advances from FHLB of Des Moines                   2,500,000         -

Advances from borrowers
for taxes and insurance                              120,430      105,763

Other liabilities                                     33,623       30,820

Income taxes payable                                    -         267,527

Total liabilities                              $  65,306,279   60,737,841

Commitments and contingencies
Stockholders' equity:
Serial preferred stock, $.01 par value;
1,000,000 shares authorized;
shares issued and outstanding - none                    -            -

Common stock, $.01 par value;
5,000,000 shares authorized;
856,452 shares issued and outstanding                  8,565       8,565

Additional paid-in capital                         8,027,763    7,962,536

Common stock acquired by ESOP                       (604,679)    (639,160)

Common stock acquired by MRP                        (354,882)        -

Unrealized gain (loss) on securities and
mortgage-backed and related securities
available for sale, net                             (494,030)       2,520

Treasury stock, at cost, 3,886 shares                (68,976)        -

Retained earnings - substantially restricted       8,574,371    8,348,432

Total stockholders' equity                        15,088,132   15,682,893

Total liabilities and stockholders' equity     $  80,394,411   76,420,734

See accompanying notes to
consolidated financial statements.

               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
(Unaudited)

                                   Three Months Ended       Nine Months Ended
                                        June 30,                June 30,


                                    1996        1995        1996        1995
Interest income:
Loans receivable               $    203,835      145,652     555,700     386,619

Mortgage-backed and
related securities                  568,228      525,847   1,700,402   1,581,478

Securities                          540,219      478,232   1,579,560   1,415,923

Other interest-earning assets        26,284       96,348      78,161     179,414

Total interest income          $  1,338,566    1,246,079   3,913,823   3,563,434

Interest expense:

Deposits                            764,428      734,809   2,286,789   2,082,489

Advances from FHLB                   21,546          658      21,546      16,019

Total interest expense         $    785,974      735,467   2,308,335   2,098,508

Net interest income                 552,592      510,612   1,605,488   1,464,926

Provision for loan losses              -            -           -           -

Net interest income after
provision for loan losses           552,592      510,612   1,605,488   1,464,926

Noninterest income:
Gain on sale of securities
available for sale                    4,375         -          6,875        -

Service charges on NOW accounts       7,223        7,007      21,544      19,949

Gain on investment
in data center                       17,679         -         17,679       -

Other                                   531          473       3,230       6,378

Total noninterest income       $     29,808        7,480      49,328      26,327

Noninterest expense:
Compensation and benefits           302,304      135,729     588,166     408,034

Occupancy expense                     6,938        5,891      21,050      18,891

Equipment and data
processing expense                   19,658       13,238      60,796      48,868

SAIF deposit insurance premium       34,574       35,397     102,834     106,218

Professional services                21,894       23,727      75,699      50,378

Other                                17,054        7,459      71,532      41,241

Total noninterest expense      $    402,422      221,441     920,077     673,630

Earnings before income taxes        179,978      296,651     734,739     817,623

Income taxes                         71,317      110,139     270,999     302,280

Net earnings                        108,661      186,512     463,740     515,343

Net earnings per share         $        .14          .24         .59         .65

Weighted-average
shares outstanding                  782,738      790,811     790,124     789,661

Dividends per share            $        .30         -            .30        -

See accompanying notes to consolidated financial statements.

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

                                                      Nine Months Ended

                                                         June 30,

                                                    1996          1995

Cash flows from
operating activities:

Net earnings                                   $    463,740      515,343

Adjustments to reconcile net earnings
to net cash provided by
(used for) operating activities:

Depreciation expense                                 10,903       11,134

ESOP expense                                         62,063       72,333

MRP expense                                         198,284         -

Amortization of premiums
(discounts) and loan fees, net                      (37,999)     (53,535)

FHLB stock dividend                                 (11,800)        -

Dividends reinvested in Asset Management Fund        (5,611)      (5,116)

Gain on sale of securities available for sale        (6,875)        -

Decrease (increase) in:

Accrued interest receivable                        (131,532)    (110,156)

Other assets                                        205,493       66,774

Increase (decrease) in:

Accrued interest on deposits
and other liabilities                               (22,447)      47,635

Income taxes payable                               (267,527)     (58,698)

Net cash provided by (used for)
operating activities                                456,692      485,714

Cash flows from investing activities:

Loans originated, net of principal
collections on loans                             (3,290,255)  (1,307,040)

Mortgage-backed and related
securities available for sale:

Purchased                                        (4,254,451)        -

Principal collections                             3,954,136         -

Mortgage-backed and related
securities held to maturity:

Purchased                                              -      (3,299,342)

Principal collections                                  -       3,115,031

Securities available for sale:

Purchased                                       (11,798,500)        -

Proceeds from maturity or call                    6,798,564         -

Proceeds from sale                                2,006,875         -

Securities held to maturity:

Purchased                                              -      (2,296,463)

Proceeds from maturity                                 -       1,000,000

Purchase of premises and equipment, net              (1,959)      (6,937)

Net cash provided by (used for)
investing activities                             (6,585,590)  (2,794,751)

Cash flows from financing activities:
Net increase (decrease) in:

Deposits                                          2,343,745   (2,052,937)

Advances from borrowers
for taxes and insurance                              14,667       26,139

Proceeds from advance from
FHLB of Des Moines                                2,500,000         -

Payment of advance from
FHLB of Des Moines                                     -        (500,000)

Net proceeds from sale of common stock                 -       7,267,041

Purchase of treasury stock                         (584,500)        -

Dividends paid to shareholders                     (237,801)        -

Net cash provided by (used for)
financing activities                              4,036,111    4,740,243

Net increase (decrease) in cash
and cash equivalents                             (2,092,787)   2,431,206

Cash and cash equivalents
at beginning of period                            3,554,902      916,470

Cash and cash equivalents at end of period        1,462,115    3,347,676

Supplemental disclosures
of cash flow information:

Cash paid during the period for:

Interest on deposits                              2,312,039    2,035,339

Interest on advances from
FHLB of Des Moines                                   21,546       19,211

Federal and state income taxes                      383,460      369,892

Noncash investing activity - transfer of
securities and mortgage-backed and related
securities from held to maturity to
available for sale                               63,095,928         -

See accompanying notes to consolidated financial statements.

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)


(1)The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.
The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995 contained in the 1995 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

(2)Proposals have been introduced in the U.S. Congress which, if adopted, would overhaul the savings association industry.
The most significant of these proposals would recapitalized the SAIF through a one-time special assessment of approximately 85 basis points on the amount of deposits held by the institution.
Should the Bank be required to pay such special assessment, the Bank's capital will be reduced by approximately $335,000, based on deposits of $62.5 million at June 30, 1996 and a tax rate of 37%. In the event the assessment is not deductible for tax purposes, capital would be reduced by approximately $531,000. Management cannot predict whether the special assessment proposal will be enacted, or, if enacted, the amount of any one-time fee or the date to be used for determining deposits on which the assessment will be based.

(3)On January 16, 1996, the stockholders of Perry County Financial Corporation ratified the 1995 Stock Option and Incentive Plan
(Stock Option Plan). Of the 85,645 shares reserved for issuance under the Stock Option Plan, 70,798 shares were awarded in January, 1996, and the remainder are available for future awards.
The stock options were awarded at $19 per share which was equal to the market value of the Company's common stock at the date of grant. At June 30, 1996 there were 21,411 shares exercisable.

On January 16, 1996, the stockholders ratified the Management
Recognition and Retention Plan (MRP). Of the 34,258 shares reserved for issuance under the MRP, 29,114 shares were awarded in January, 1996, to directors, executive officers and employees and the remainder are available for future awards. Compensation expense in the amount of the fair market value of the common stock at the date of grant is recognized pro rata over a five year period following the date of grant of the award.

(4)The Company reclassified its entire portfolio of marketable debt securities and mortgage-backed and related securities from held to maturity to available for sale in December, 1995. Stockholders' equity is expected to increase or decrease in the future to the extent
(net of income tax effect) that the market value of securities and mortgage-backed and related securities increase or decrease.

(5)The Company initiated a stock repurchase program upon approval by the OTS of up to 5% of its common stock issued in the Company's initial common stock offering. During May, 1996 the Company repurchased 29,114 shares for the MRP awards and an additional 3,886 shares of common stock in the open market. Of the 33,000 shares repurchased,5,000 and 28,000 shares were at a price of $17.50 and $17.75 per share, respectively.

(6)Earnings per share are based upon the weighted-average shares outstanding. Earnings per share for the nine months ended June 30, 1995 are stated on a pro forma basis as if the shares were outstanding for the entire period. ESOP shares which have been committed to be released are considered outstanding.

               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Perry County Financial Corporation (Company) has no significant assets other than common stock of Perry County Savings Bank, FSB (Bank), the loan to the ESOP and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management's current expectations.
Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage-backed and related securities (MBSs), loan repayments by borrowers and net earnings.
The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the need for additional funds be required.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits. The minimum level of liquidity required by regulation is presently 5%. The Bank's regulatory liquidity ratio was approximately 32% at June 30, 1996.

The savings and loan industry historically has accepted interest rate risk as a part of its operating philosophy. Long-term, fixed-rate loans were funded with deposits which adjust to market interest rates more frequently. In recent years, the Bank originated primarily mortgage loans which permit adjustment of the interest rate after an initial term of one to three years in order to reduce inherent interest rate risk.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that the Bank maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to 1.5% of adjusted total assets. The Bank must maintain an 8% risk-based capital. The following table presents the Bank's capital position relative to its regulatory capital requirements under FIRREA at June 30, 1996:

                                            Unaudited Regulatory Capital
                                          Tangible       Core        Risk-Based
Stockholders' equity per
consolidated financial statements      $ 15,088,132  15,088,132   15,088,132

Stockholders' equity of Perry County
Financial Corporation not available for
regulatory capital purposes              (3,289,932) (3,289,932)  (3,289,932)

GAAP capital                             11,798,200  11,798,200   11,798,200

General valuation allowances                   -           -          10,000

Unrealized loss on securities
available for sale, net                     435,833     435,833      435,833

Regulatory capital                       12,234,033  12,234,033   12,244,033

Regulatory capital requirement           (1,172,679) (2,345,358)  (1,242,800)

Regulatory capital - excess            $ 11,061,354   9,888,675   11,001,233

Regulatory capital ratio                      15.65%      15.65%       78.82%

Regulatory capital requirement                (1.50)      (3.00)       (8.00)

Regulatory capital ratio - excess             14.15%      12.65%       70.82%



Commitments to originate mortgage loans at June 30, 1996 amounted to $646,000.

Financial Condition

Assets increased from $76.4 million at September 30, 1995 to $80.4 million at June 30, 1996. Customer deposits, advances from the FHLB, and cash and cash equivalents were used to purchase securities and fund loan originations. Due to renewed emphasis on lending activities, the Bank's loan portfolio increased $3.3 million from September 30, 1995 to June 30, 1996. The Bank transferred its debt securities and all mortgage-backed and related securities to its available for sale portfolio during the quarter ended December 31, 1995. Accrued interest on securities increased due to the timing of interest receipts and a higher portfolio balance. Other assets and income taxes payable fluctuated as a result of timing of Federal income tax payments. Accrued interest on deposits decreased as a result of the timing of interest paid on certain certificate accounts. Advances from borrowers for taxes and insurance increased due to seasonal factors.
Real estate taxes on behalf of borrowers are paid in December of each year.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. Nonaccrual loans decreased from $62,857 at September 30, 1995 to zero at June 30, 1996.

                                Results of Operation

Net Earnings

Net earnings decreased from $186,512 for the three months ended June 30, 1995 to $108,661 for the three months ended June 30, 1996. Net earnings decreased from $515,343 for the nine months ended June 30, 1995 to $463,740 for the nine months ended June 30, 1996. The decreases were due to higher noninterest expense offset by higher net interest income and noninterest income and lower income taxes.

Net Interest Income

Net interest income increased from $510,612 for the three months ended
June 30, 1995 to $552,592 for the three months ended June 30, 1996.
Net interest income increased from $1,464,926 for the nine months ended June 30, 1995 to $1,605,488 for the nine months ended June 30, 1996. Interest income increased as a result of the effect on earnings of proceeds from the sale of common stock effective February 10, 1995 and higher interest rates. Interest on deposits increased as a result of a higher weighted-average rate. Interest on advances from FHLB increased due to a higher average balance.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three and nine months ended June 30, 1996 and 1995.

                    PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY


Noninterest Expense

Noninterest expense increased from $221,441 for the three months ended June 30, 1995 to $402,422 for the three months ended June 30, 1996. Noninterest expense increased from $673,630 for the nine months ended June 30, 1995 to $920,077 for the nine months ended June 30, 1996.
The increase was due to recognition of MRP and ESOP expenses, higher equipment and data processing expense, professional services and expenses associated with operating as a public company.

ESOP expense was $28,624 for the three months ended June 30, 1996 and $62,063 for the nine months ended June 30, 1996 compared to $30,293 for the three months ended June 30, 1995 and $72,333 for the nine months ended June 30, 1995. ESOP expense was lower than expected since the plan was "top heavy" under the Internal Revenue Code. ESOP expense for the nine month periods would have been approximately $30,000 higher had the plan not been top heavy. Management is investigating alternative strategies to alleviate the top heavy limitations. Proposed Federal tax legislation would eliminate the top heavy status. ESOP expense is affected by changes in the market price of the Company's stock, which increased substantially during the year ended September 30, 1995. During January, 1996, the Bank implemented a management recognition plan similar to plans of other publicly traded thrift institutions. MRP expense for the three and nine months ended June 30, 1996 was $175,552 and $198,284, respectively, compared with no expense for the three and nine months ended June 30, 1995. MRP expense for the three and nine months ended June 30, 1996 includes $156,029 related to acceleration of vesting of MRP shares upon the death of Mrs. Patricia E. Rozier. Recurring MRP expense is expected to be approximately $20,000 per quarter.

Other noninterest expense and professional services increased due principally to costs associated with operating as a public company, including annual report printing, annual meeting expenses and NASDAQ fees. Professional services for the three month periods remained virtually unchanged.

Income Taxes

Income taxes decreased due to lower pretax earnings.

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY






                             PART II - Other Information


Item 1 - Legal Proceeding

    There are no material legal proceedings to which the Holding
Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

    None.

Item 3 - Defaults upon Senior Securities

    Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K.

    (a)Exhibits: none

    (b)Reports on Form 8-K: None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PERRY COUNTY FINANCIAL CORPORATION
                                          (Registrant)


DATE: July 31, 1996
                                   BY: Leo J. Rozier

                                   Leo J. Rozier, President,

                                   Chief Executive Officer

                                   Officer and Duly Authorized

                                   and Principal Financial Office