Form 10QSB/A
period 1996-06-30
PERRY COUNTY FINANCIAL CORP
filed 1996-10-16
CIK 931074

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 450 5TH STREET, N.W.
                               WASHINGTON,D. C. 20549

                                    FORM 10-QSB/A

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

                                    FORM 10-QSB/A

                        FOR THE QUARTER ENDED JUNE 30, 1996

                                 EXHIBIT INDEX



   Financial Data Schedule     Exhibit 27



                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY







                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PERRY COUNTY FINANCIAL CORPORATION
                                          (Registrant)


DATE: October 16, 1996
                                   BY: Leo J. Rozier

                                   Leo J. Rozier, President,

                                   Chief Executive Officer

                                   Officer and Duly Authorized

                                   and Principal Financial Office

