Form 10KSB
period 1996-09-30
PERRY COUNTY FINANCIAL CORP
filed 1996-12-31
CIK 931074

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
     REQUIRED]
         For the fiscal year ended September 30, 1996
                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the transition period from                       to
     Commission file number 0-25088


                                   PERRY COUNTY FINANCIAL CORPORATION
              (Name of small business issuer in its charter)


                     Missouri                   43-1694505
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
 or organization)


14 North Jackson Street, Perryville, Missouri                                                         63775
(Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code:  (573) 547-4581

       Securities Registered Pursuant to Section 12(b) of the Act:
                                   None
       Securities Registered Pursuant to Section 12(g) of the Act:
                 Common Stock, par value $0.01 per share
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 YES  X . NO ___.
     Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:   $5,440,154.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of December 20, 1996, was approximately $13.1 million.
(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
     As of December 24, 1996, there were 800,052 shares issued and outstanding of the Registrant's Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1996.
     Part III of Form 10-KSB - Proxy Statement for 1996 Annual Meeting of Stockholders.
                              PART I


Item 1.  Description of Business

General

     The Company.  Perry County Financial Corporation (the "Company") a Missouri
corporation, was formed in September 1994 to act as the holding company for Perry County Savings
Bank, FSB (the "Bank" or "Perry County") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion").  The Company received approval from the Office of
Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion.  The Conversion was completed on February 10, 1995.  All references to the Company prior to February 10, 1995, except where otherwise indicated, are to the
Bank.

     At September 30, 1996, the Company had $81.1 million of assets and stockholders' equity of $15.1 million (or 18.6% of total assets).

     The executive offices of the Company are located at 14 North Jackson Street, Perryville,
Missouri  63775, and its telephone number at that address is (573) 547-4581.

     The activities of the Corporation itself have been limited to investments in U.S. Treasury and
Federal Agency Obligations, interest-bearing deposits at financial institutions and a note receivable from the Bank's Employee Stock Ownership Plan.  Unless otherwise indicated, all activities discussed below are of the Bank.

     The Bank.  The Bank is a federally chartered stock savings association headquartered in
Perryville, Missouri.  Its deposits are insured up to applicable limits, by the Federal Deposit
Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States.
The Bank's primary market area is Perry County, Missouri, which is serviced through its office in
Perryville, Missouri.

     The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial, multi-family and construction real estate loans and  loans secured by deposit accounts.  The Bank also invests in mortgage-backed and related securities, U.S.
Government and agency obligations and other permissible investments.  At September 30, 1996, at least 90% of the Bank's real estate mortgage loans were secured by properties located in Missouri.
     The Company's revenues are derived primarily from interest earned on mortgage-backed and related securities, securities and on mortgage loans.  The Company does not originate loans to fund
leveraged buyouts, and has no loans to foreign corporations or governments.   The Company only
solicits deposits in its primary market area and does not accept brokered deposits.

Lending Activities

     Market Area.  The Company's office is located at 14 North Jackson Street in Perryville,
Missouri.  Through this office, the Company currently serves primarily Perry County.  Perryville,
Missouri is located approximately 80 miles south of St. Louis, Missouri.  Perryville is the County
Seat of Perry County.  Perry County has a population of approximately 17,000.  The major employers in Perry County are engaged in light industry and include Gilster-Mary Lee, Sabreliner
Corporation, Miraculous Medal Association, East Perry Lumber Company, NPS Corporation, TG
(USA) Corporation, Perry Crating Company and Solar Press.

     General.  The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, multi-family and commercial real estate loans and construction or development loans.  At September 30, 1996, the
Bank's gross loans outstanding totalled $12.0 million, of which $10.5 million or 87.2% were one-
to four-family residential mortgage loans.  At that same date, commercial and multi-family residential real estate loans totalled $334,000.  Also at that date, the Bank's construction or development loans totalled $806,000 or 6.7% of the Bank's total loan portfolio, all of which were fixed-rate loans.  Adjustable-rate loans included in the loan portfolio amounted to $3,414,000 at
September 30, 1996.

     At September 30, 1996 the balance of the Bank's loans consisted of $396,000 of loans secured by deposit accounts, which represented 3.3% of the Bank's gross loan portfolio.

     The Bank and the Company also invest in mortgage-backed and related securities and U.S.
government and agency obligations.  At September 30, 1996, mortgage-backed securities totalled
$29.8 million or 36.7% of total assets and U.S. government and agency obligations totalled $34.3 million or 42.3% of total assets.  See "Investment Activities."

     All loans up to $85,000 must be approved by the Bank's President.  Requests for loans greater than $85,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

     The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000.  See "Regulation - Federal Regulation of Savings
Associations."  At September 30, 1996, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.8 million.
At September 30, 1996, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.  The Bank's largest lending relationship at September
30, 1996 was a $400,000 construction loan to one borrower secured by a commercial building located in Perry County, Missouri.  The next largest lending relationship at September 30, 1996 was a $199,101 loan to one borrower secured by a farm located in Perry County, Missouri.  Both of these loans were current as of September 30, 1996.

     Loan Portfolio Composition.  The following information concerning the composition of the
Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                   September 30,
                                    1996            1995            1994
                                Amount Percent  Amount Percent  Amount Percent
                                               (Dollars in Thousands)
Real Estate Loans:
 One- to four-family           $10,459  87.2%   $6,711  81.1%   $5,231  89.7%
 Multi-family                       86    .7       108   1.3       128   2.2
 Commercial                        248   2.1       257   3.1        41    .7
 Construction or development       806   6.7       797   9.6       200   3.4
 Total real estate loans        11,599  96.7     7,873  95.1     5,600  96.0

Other Loans:
 Consumer Loans:
 Deposit account                   396   3.3       405   4.9       236   4.0
 Total consumer loans              396   3.3       405   4.9       236   4.0
 Total loans                    11,995 100.0%    8,278 100.0%    5,836 100.0%


Less:
 Loans in process                  249             454              10
 Deferred fees and discounts         3               4               3
 Allowance for losses               25              10              10
 Total loans receivable, net   $11,718          $7,810          $5,813

     Adjustable rate loans included in the loan portfolio amounted to $3,414,000 at
September 30, 1996.

     The following table sets forth certain information at September 30, 1996 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans.  The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.
Construction loans are automatically converted to permanent loans, and are included in the related real estate mortgage loans category.

                                    Real Estate      Loans Secured by
                                 Mortgage Loans(2)   Deposit Accounts  Total
                                             (Dollars in Thousands)
Due During Years Ending:

Within 1 year(1)                     $    134            $396      $    530
After 1 year through 3 years               92             ---            92
After 3 years through 5 years             148             ---           148
After 5 years through 10 years          1,419             ---         1,419
Beyond 10 years                         9,806             ---         9,806
  Total gross loans                  $ 11,599            $396      $ 11,995

(1) Includes demand loans and loans having no stated maturity.
(2) Includes single and multi-family loans, construction, land and commercial loans.

     The following table sets forth the dollar amount of all real estate mortgage loans at September 30, 1996 due after September 30, 1997 which have fixed interest rates and adjustable interest rates.

                                                   Real Estate
                                                Mortgage Loans(1)
                                             (Dollars in Thousands)

Fixed rate                                           $ 8,052
Adjustable rate                                        3,413
  Total gross loans                                  $11,465

(1) Includes single and multi-family loans, construction, land and commercial loans.

     One- to Four-Family Residential Real Estate Lending.  The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area.  At September 30, 1996, $10.5 million, or 87.2%, of the
Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family residences.
Approximately 90% of these loans were located in the Bank's market area.

     At September 30, 1996, the Bank offered one- to four-family residential fixed rate loans with loan payments (amortization) based on a 20 year maturity, but with a loan term of 3 years.  In prior years, the Bank originated fixed rate loans with terms to maturity up to 30 years.

At September 30, 1996, the total balance of one- to four-family fixed rate loans was $7.1 million or 58.7% of the
Bank's gross loan portfolio.  Since September 30, 1996, in order to respond to customer preferences, the Bank has begun to offer fixed rate residential mortgage loans based on a 20 year maturity.

     The Bank also offers one- to four-family residential adjustable rate mortgages ("AMLs")
which are fully amortizing loans with contractual maturities of up to 20 years.  The interest rates on substantially all of the AMLs originated by the Bank are subject to adjustment  after the initial period at one year intervals.  The Bank's AML products generally carry interest rates which are reset to a stated margin over an independent index.  Increases or decreases in the interest rate of the
Bank's AMLs are generally limited to 2% at any adjustment date and 6% over the life of the loan.
The Bank's AMLs, do not contain prepayment penalties and do not produce negative amortization.
At September 30, 1996, the total balance of one- to four-family AMLs was $3.4 million, or 28.5%
of the Bank's gross loan portfolio.

     The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan.  Perry County also verifies the borrower's employment history and the source of the downpayment.

     The Bank generally originates residential mortgage loans with loan-to-value ratios up to
80%.  The Bank does not require private mortgage insurance on its loans.  As a result of the lack of insurance, in the event of a foreclosure, the Bank is subject to a potential risk of loss on the disposition of such property in the event of a decrease in value of the property.  The Bank has, however, had a very limited loss experience on such loans.  See "Non-Performing Assets and
Classified Assets."   Property securing real estate loans made by Perry County is appraised by independent appraisers.  The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires homeowners or fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  The Bank may also require flood insurance to protect the property securing its interest.

     Residential mortgage loan originations are derived from a number of sources, including real estate and mortgage broker referrals, existing borrowers and depositors, builders and walk-in customers.  Loan applications are accepted at the Bank's office.

     In the past, the Bank has purchased one- to four-family residential mortgage loans secured by property located outside its market area.  The loans purchased were reviewed by the Bank prior to purchase for compliance with its own underwriting standards.  Some of these loans did, however, exceed the 80% loan-to-value-ratio requirement (but were covered by private mortgage insurance which reduced the Bank's exposure to no more than 80%).  The Bank's purchased loans are well-
seasoned, since it has not purchased any such loans for at least five years.  The Bank's purchased residential mortgage loans have performed in a manner consistent with its originated loans.

     Multi-Family and Commercial Real Estate Lending.  The Bank has also engaged in a limited amount of multi-family and commercial real estate lending in its market area.  At September
30, 1996, the Bank had $334,000, in its multi-family and commercial real estate loan portfolio.  The
Bank does not currently purchase these types of loans.  These loans represented 2.8% of the Bank's gross loan portfolio.

     The Bank's multi-family and commercial real estate loan portfolio is secured primarily by apartment buildings.  Commercial and multi-family real estate loans generally have terms that do not exceed 20 years and are made in amounts up to 80% of the appraised value of the security property.  All of these loans have fixed rates of interest.  In underwriting these loans, the Bank currently analyzes the financial condition of the borrower (including a review of the borrower's personal financial statements), the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan.  The Bank may also require a personal guarantee from the borrower on these loans.  Appraisals on properties securing commercial real estate loans originated by the Bank are, to the extent required by federal regulations, performed by independent appraisers.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

     Construction Lending.  At September 30, 1996, the Bank had $806,000 of construction and development loans.  Perry County offers loans to individuals for the construction of their residences as well as to builders principally for the construction of one- to four-family residences.  Currently, such loans are offered with fixed rates of interest.  Following the six month construction period, these loans may become permanent loans.

     Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.  If the cost estimate proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.

     Consumer Lending.  The Bank offers only consumer loans secured by deposit accounts.  At
September 30, 1996, the Bank's consumer loan portfolio totalled $396,000 or 3.3% of the Bank's gross loan portfolio.

     The Bank lends up to 90% of the amount of the deposit and the rate is currently the greater of 6.75% per annum or 1.5% above the certificate rate on the pledged account.

Loan Originations and Servicing

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors and builders and walk-in customers.  Loans are originated by the Bank's staff of salaried loan officers.  When the Bank originates a loan, it retains the servicing.  Loan applications are taken, processed in the administrative office of the Bank, and then submitted to the President or the Board, as appropriate.

     The Bank's ability to originate loans is dependent upon the customer demand for loans in its market.  Demand is affected by the local economy and interest rate environment.

     The Bank has not sold any of its loans and does not currently contemplate doing so in the future.  While the Bank has purchased and participated in loans in the past, it does not currently contemplate purchasing or participating in new loans.

     The following table shows the loan origination activities of the Bank for the periods indicated.

                                                Year Ended September 30,
                                                 1996    1995    1994
                                                     (In Thousands)
Originations by type:
 Adjustable rate:
 Real estate - one- to four-family          $    586  $    669  $  1,139
    Total adjustable-rate                        586       669     1,139
 Fixed rate:
 Real estate - commercial                        400       ---       ---
 Real estate - one- to four-family             4,813     2,568       366
 Non-real estate - consumer                      685       220       216
    Total fixed-rate                           5,898     2,788       582
    Total loans originated                   $ 6,484     3,457     1,721

Non-Performing Assets and Classified Assets

     When a borrower fails to make a required payment on a mortgage loan within 35 days of its due date, a late notice is mailed by the Bank to the borrower.  If payment is not made after the first notice, a second notice is mailed to the borrower approximately 15 days from the date of the first notice.

     If payments are over 60 days delinquent, personal contact with the borrower will be made by a representative of the Bank to establish satisfactory payment arrangements.

     Normally after the loan is 95 days past due and satisfactory payment arrangements have not been made, the loan will be recommended by management to the Board of Directors for foreclosure.
An evaluation of the value of the security is made at that time, and an appraisal is made at the time a property is acquired through foreclosure.

     When deemed appropriate by management, Perry County may acquire the real estate by deed in lieu of foreclosure as an alternative to a foreclosure action.  The decision as to when to begin foreclosure proceedings is based on such factors as the amount of loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.  Should a foreclosure occur, the real estate is sold at public sale and may be purchased by the Bank.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1996.

                             Loans Delinquent For:       Total Loans Delinquent
                        60-89 Days      90 Days and Over       60 Days and Over
                      Number Amount Percent Number Amount Percent  Number Amount Percent
                                    of Loan               of Loan                of loan
                                    Catagory              Catagory               Catagory
                                           (Dollars in Thousands)
Real Estate:
  One- to four-family   2     $23    .22%      --  $---   .--%         2   $23     .22%

     Total              2     $23    .22%      --  $---   .--%         2   $23     .22%


     Asset Quality.  The Bank currently concentrates its lending activity primarily on one- to four-family adjustable rate mortgage loans in Perry County, Missouri and has traditionally experienced low non-performing asset levels.  At September 30, 1996, the Bank had no non-performing assets, which is below average for comparable institutions.  See "- Allowance for Losses on Loans."

     The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.  For all years presented, the Bank has had no troubled debt restructurings
(which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates) and no foreclosed assets.  Foreclosed assets include assets acquired in settlement of loans.

                                                         September 30,
                                                      1996    1995    1994
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                              $  ---  $  63   $  31

    Total                                             ---     63      31
Total non-performing assets                        $  ---  $  63   $  31
Total as a percentage of total assets                  --    .08%    .04%

     Other Loans of Concern.  As of September 30, 1996 there were no loans classified by the
Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard,"
"doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.
"Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected.  Assets classified as
"doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.

     When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.
General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When a savings association classifies problem assets as
"loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of management's review of its assets, at September 30, 1996, the Bank had no  assets classified as substandard.

     Allowance for Losses on Loans.  The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value (generally, the amount that could reasonably be expected to be received in a current sale between a willing buyer and a willing seller) of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Although management believes that it uses the best information  available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance and no assurance can be made that future additions to the allowance will not be as large or larger than those in previous years.  At September 30, 1996, the Bank had a total allowance for losses on loans of $25,000, or
 .21% of total gross loans.  See Note 5 of the Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                            Year Ended
                                                           September 30,
                                                      1996    1995    1994
Balance at beginning of period                        $ 10    $ 10    $ 10
Net charge-offs                                         ---     ---     ---
Additions charged to operations                         15      ---     ---
Balance at end of period                              $ 25    $ 10    $ 10

Ratio of net charge-offs during the period to
 average loans outstanding during the period            ---%    ---%    ---%

Ratio of net charge-offs during the period to
 average non-performing assets                          ---%    ---%    ---%

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                            September 30,
                                     1996                                    1995
                            Percentage                          Percentage
                            of Loans                            of Loans
                            in Each     Percent of              in Each    Percent of
                  Amount of Category   Allowance to   Amount of Category   Allowance to
                  Loan Loss to Total   Gross Loans in Loan Loss to Total   Gross Loans in
                  Allowance Gross LoansEach Category  Allowance Gross LoansEach Category

One- to four-family   $ 25        87.2%        .24%           $ 10       81.1%  .15%
Multi-family            ---         .7          ---             ---       1.3   ---
Commercial real estate  ---        2.1          ---             ---       3.1   ---
Construction or
  development           ---        6.7          ---             ---       9.6   ---
Consumer                ---        3.3          ---             ---       4.9   ---
Unallocated             ---        ---          ---             ---       ---   ---
  Total               $ 25       100.0%        .24%           $ 10      100.0%  .15%

                                                   1994
                                                 Percentage
                                                 of Loans
                                                 in Each      Percent of
                                    Amount of    Catagory     Allowance to
                                    Loan Loss    to Total     Gross Loan in
                                    Allowance    Gross Loans  Each Category

One- to four-family                 $   10         89.7%          .19%
Multi-family                            ---         2.2            ---
Commercial real estate                  ---          .7            ---
Construction or
  development                           ---         3.4            ---
Consumer                                ---         4.0            ---
Unallocated                             ---         ---            ---
  Total                             $   10        100.0%          .19%

Investment Activities

     Perry County must maintain minimum levels of investments that qualify as liquid assets under OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of September 30, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 27%.  See "Regulation - Liquidity."

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

     Mortgage-Backed Securities.  The Bank first began making significant purchases of mortgage-backed and related securities in the early 1980s as an alternative to home mortgage originations for portfolio when management determined that such investments would produce higher risk-adjusted yields for the Bank in light of the competition and limited consumer demand for home mortgages in the Bank's market area.  The Bank's current investment strategy emphasizes mortgage-backed and related securities with high credit quality, high cash flow, low interest-rate
risk, high liquidity and minimal prepayment risk.   The Bank has invested primarily in federal
agency securities, principally Federal Home Loan Mortgage Corporation ("FHLMC"), Government
National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA")
obligations and certain types of CMOs.  See Note 4 of the Notes to Consolidated Financial
Statements.

     The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government-sponsored entities.
FNMA and FHLMC provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected.  GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S.
government.

     A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments.  The Bank held $504,000 of CMOs at
September 30, 1996.  The Bank does not anticipate purchasing significant amounts of CMOs in the future.

     Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk.
In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA and the SBA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans.
These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.  The adjustable rate and/or short maturity of the Bank's portfolio is designed to minimize that risk.  In contrast to mortgage-backed securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations.  A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.  The classes of CMOs purchased by the Bank have been in the lower risk tranche categories.

     Investment Securities.  At September 30, 1996, the Company and Bank's investment securities (including a $602,000 investment in the common stock of the FHLB of Des Moines)
totalled $34.9 million, or 43.0% of its total assets.  It is the Bank's general policy to purchase U.S.
Government securities and federal agency obligations and other investment securities.  See Note 3 of the Notes to Consolidated Financial Statements.

     OTS regulations restrict investments in corporate debt and equity securities by the Bank.
These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $1.8 million as of September 30, 1996, plus an additional 10% if the investments are fully secured by readily marketable collateral.  At September 30, 1996, the Bank was in compliance with this regulation.  See "Regulation - Federal Regulation of Savings
Associations" for a discussion of additional restrictions on the Bank's investment activities.

     The following table sets forth the composition of the Company's and Bank's investment and mortgage-backed securities at the dates indicated.

                                                         September 30,
                                             1996       1995          1994
                                  Carrying % of  Carrying % of  Carrying % of
                                  Value    Total Value    Total Value   Total
Debt securities:
 U.S. government securities      $ 4,003  11.5%  $ 7,491  22.8% $ 7,984  25.8%
 Federal agency obligations       30,309   86.8   24,415  74.4   22,035  71.3
  Subtotal                        34,312   98.3   31,906  97.2   30,019  97.1
Equity securities:
 Asset management fund               ---    ---      322   1.0      315   1.0
 FHLB stock                          602    1.7      590   1.8      590   1.9
  Subtotal                           602    1.7      912   2.8      905   2.9
    Total debt and
    equity securities            $34,914  100.0% $32,818 100.0% $30,924 100.0%


Other interest-earning assets:
 Interest-bearing
 deposits with banks             $ 3,081  100.0% $ 3,429 100.0% $   827 100.0%
    Total                        $ 3,081  100.0% $ 3,429 100.0% $   827 100.0%

Mortgage-backed securities:
GNMA                             $13,348   44.8% $14,477  46.4% $13,667  43.8%
FNMA                               7,879   26.4    5,264  16.9    3,891  12.5
FHLMC                              8,088   27.1   10,937  35.1   12,760  40.9
CMOs                                 504    1.7      512   1.6      882   2.8
  Total mortgage-backed
  securities                     $29,819  100.0% $31,190 100.0% $31,200 100.0%


The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                September 30, 1996

                                Less Than   1 to 5    5 to 10   Over          Total Investment
                                1 Year      Years     Years     10 Years        Securities
                                Carrying   Carrying   Carrying  Carrying    Market    Amortized
                                Value      Value      Value     Value       Value     Cost
                                                     (Dollars in Thousands)
U.S. government securities
 and federal agency
 obligations available-
 for-sale                      $5,499     $7,965      $13,120   $7,728      $34,312    $34,973

Weighted average yield           5.75%      5.17%        7.37%    7.28%        6.58%

The Company and the Bank's investment securities portfolio at September 30, 1996, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     Perry County's investments, including the mortgage-backed and related securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

Sources of Funds

     General.  The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal, borrowings, interest earned on or maturation of investment securities and short-term investments, and net earnings.

     Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and may be used on a longer-term basis to support expanded lending activities or to increase the effectiveness of the Bank's asset/liability management program.

     Deposits.  Perry County offers the following types of deposit accounts: passbook savings, demand and NOW accounts, money market deposit accounts and certificates of deposit.  The Bank only solicits deposits from its market area and does not use brokers to obtain deposits.  The Bank relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  The Bank currently offers competitive rates on longer term certificates of deposit, the result of which is designed to extend the maturity of its liabilities.  The Bank believes that this will have a positive effect on its results of operations,both for asset/liability management purposes and in the event market rates of interest increase.

     The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.  Based on its experience, the Bank believes that its passbook savings, demand and NOW accounts and certificates of deposit are relatively stable sources of deposits.
However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows of the Bank during the periods indicated.

                                                   Year Ended September 30,
                                                 1996      1995      1994
Opening balance                               $ 60,178  $ 61,296  $ 61,602
Deposits                                        34,932    37,717    30,137
Withdrawals                                    (34,669)  (40,838)  (32,118)
Interest credited                                2,271     2,003     1,675
Ending balance                                $ 62,712  $ 60,178  $ 61,296
Net increase (decrease)                       $  2,534  $ (1,118) $   (306)
Percent increase (decrease)                      4.21%    (1.86)%    (.50)%



The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                 September 30,
                                    1996             1995            1994
                                      Percent          Percent          Percent
                               Amount of Total  Amount of Total  Amount of Total
                                               (Dollars in Thousands)

Transactions and
 Savings Deposits:
Noninterest Bearing
 NOW Accounts               $   117     .2%  $    82     .1%   $    59    .1%
NOW Accounts 2.25%            3,209    5.1     2,829    4.7      2,754   4.5
Passbook Accounts 2.75%       4,402    7.0     4,380    7.3      5,502   9.0
Money Market Accounts
 4.02%, 4.63% and
 4.07%, respectively          8,380   13.4     8,673   14.4      7,748  12.6
Total Non-Certificates       16,108   25.7    15,964   26.5     16,063  26.2

Certificates:
2.00 -  4.00%                   509     .8     3,140    5.2     22,160  36.2
4.01 -  6.00%                40,254   64.2    29,705   49.4     22,391  36.5
6.01 -  8.00%                 5,841    9.3    11,356   18.9        632   1.0
8.01 - 10.00%                   ---    ---        13    ---         50    .1

Total Certificates           46,604   74.3    44,214   73.5     45,233  73.8
Total Deposits              $62,712  100.0%  $60,178  100.0%   $61,296 100.0%

The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1996.

                              2.00-   4.01-  6.01-  8.01-   Total  Percent
                              4.00%   6.00%  8.00%  10.00%         of Total
                                            (Dollars in Thousands)
Certificate accounts
 maturing in year
 ending    :

September 30, 1997            $509  $32,510 $2,574  $---  $35,593   76.4%
September 30, 1998             ---    4,573  2,746   ---    7,319   15.7
September 30, 1999             ---    2,869     80   ---    2,949    6.3
September 30, 2000             ---       56    355   ---      411     .9
September 30, 2001             ---      236     86   ---      322     .7
Thereafter                     ---       10    ---   ---       10    ---
   Total                      $509  $40,254 $5,841  $---  $46,604  100.0%
   Percent of total           1.1%  86.4%   12.5%    ---% 100.0%

     Borrowings.  On occasion, the Bank has used advances from the FHLB of Des Moines to supplement its deposits when the rates are favorable.  As a member of the FHLB of Des Moines,

the Bank is required to own capital stock and is authorized to apply for advances.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and includes a range of maturities.
The FHLB of Des Moines may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

    There were $2.5 million of advances from FHLB of Des Moines outstanding as of September
30, 1996.

    The following table sets forth the maximum month-end balance and average balance of
FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                 Year Ended September 30,
                                                 1996      1995      1994
                                                  (Dollars in Thousands)
Maximum Balance:
  FHLB advances                                 $2,500      $500      $500

Average Balance:
  FHLB advances                                 $  984      $269      $208


The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                           September 30,
                                                     1996      1995     1994
                                                      (Dollars in Thousands)

FHLB advances                                       $2,500    $ ---    $500
  Total borrowings                                  $2,500    $ ---    $500
Weighted average interest rate of FHLB advances      6.0%       ---%   5.4%

Subsidiary and Other Activities

    As a federally chartered savings association, Perry County is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries.  The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30,
1996, Perry County had no subsidiaries.

Regulation

    General.  Perry County is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government.
Accordingly, Perry County is subject to broad federal regulation and oversight extending to all its operations.  Perry County is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").
As the savings and loan Company of Perry County, the Company also is subject to federal regulation and oversight.  The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations.  Perry County is a member of the Savings Association
Insurance Fund ("SAIF") and the deposits of Perry County are insured by the FDIC.  As a result, the
FDIC has certain regulatory and examination authority over Perry County.

    Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

    Federal Regulation of Savings Associations.  The OTS has extensive authority over the operations of savings associations.  As part of this authority, Perry County is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.  The last regular OTS examination of Perry County was as of March 31, 1995.  All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

    The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Perry County and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the
OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the
OTS is required.

    In addition, the investment, lending and branching authority of Perry County is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws.  For instance, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS.
Federal savings associations are also generally authorized to branch nationwide.   Perry County is
in compliance with the noted restrictions.

    Perry County's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 1996, Perry County's lending limit under this restriction was
$1.8 million.  Perry County is in compliance with the loans-to-one-borrower limitation.

    The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution which fails to comply with these standards must submit a compliance plan.
A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.  The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards.  No assurance can be given as to whether or in what form the proposed regulations will be adopted.

    Insurance of Accounts and Regulation by the FDIC.  Perry County is a member of the
SAIF, which is administered by the FDIC.  Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories, based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

    On September 30, 1996, federal legislation was enacted that requires the Savings Association
Insurance Fund ("SAIF") to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995.  This SAIF assessment, which was paid to the FDIC on November 27, 1996,  was approximately $393,000 and was accrued by the Company at September 30, 1996.

    As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions.  Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation (FICO) obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits.  The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points.  The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997.  Management cannot predict whether or in what form the FDIC's final regulation may be promulgated.

    Regulatory Capital Requirements.  Federally insured savings associations, such as Perry
County, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital)
requirement and a risk-based capital requirement applicable to such savings associations.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation).  Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.  At
September 30, 1996, Perry County did not have any intangible assets.

    The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries.  In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership.  For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

    At September 30, 1996, Perry County had tangible capital of $12.2 million, or 15.5% of adjusted total assets, which is approximately $11.0 million above the minimum requirement of 1.5%
of adjusted total assets in effect on that date.

    The capital standards also require core capital equal to at least 3% of adjusted total assets.
Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4%
to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.  At September 30, 1996, Perry County had no intangibles which were subject to these tests.

    At September 30, 1996, Perry County had core capital equal to $12.2 million, or 15.5% of adjusted total assets, which is $9.9 million above the minimum leverage ratio requirement of 3%
as in  effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At September 30, 1996, Perry County was in compliance with this requirement.

    Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investments (as defined by regulation)
and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments.  Perry County had no such exclusions from capital and assets at September 30, 1996.

    In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

    The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets.  This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline).  Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital.  The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination.  It is uncertain as to when this evaluation may be completed.  Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%
is exempt from this requirement unless the OTS determines otherwise.

    At September 30, 1996, Perry County had total capital of $12.3 million and risk-weighted assets of $16.4 million; or total capital of 74.6% of risk-weighted assets.  This amount was $10.9 million above the 8% requirement in effect on that date.

    The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an "undercapitalized association"
(generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

    Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association.  An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations.  In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized association is also subject to the general enforcement authority of the OTS and the
FDIC, including the appointment of a conservator or a receiver.

    The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The imposition by the OTS or the FDIC of any of these measures on Perry County may have a substantial adverse effect on Perry County's operations and profitability.  Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

    Limitations on Dividends and Other Capital Distributions.  OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital.  OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

    The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

    Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association.  However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.  Perry County meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision.  Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

    Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution.  Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.  As a subsidiary of the
Company, Perry County will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See "- Regulatory Capital Requirements."

    The OTS has proposed regulations that would revise the current capital distribution restrictions.  The proposal eliminates the current tiered structure and the safe-harbor percentage limitations.  Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a Company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution.
Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution.  The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year.  A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution.  As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice.  No assurance may be given as to whether or in what form the regulations may be adopted.

    Liquidity.  All savings associations, including Perry County, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.  For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."  This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.  At the present time, the minimum liquid asset ratio is 5%.

    In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1%
of the association's average daily balance of net withdrawable deposit accounts and current borrowings.  Penalties may be imposed upon associations for violations of either liquid asset ratio requirement.  At September 30, 1996, Perry County was in compliance with both requirements, with an overall liquid asset ratio of 27%.

    Accounting.  An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP.  Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held to maturity, held for sale or trading)
with appropriate documentation.  Perry County is in compliance with these amended rules.

    The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

    Qualified Thrift Lender Test.  All savings associations, including Perry County, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  Such assets primarily consist of residential housing related loans and investments.
At September 30, 1996, Perry County met the test and has always met the test since its effectiveness.


    Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL.  If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF.  If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.
In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.  If any association that fails the QTL test is controlled by a Company, then within one year after the failure, the Company must register as a bank Company and become subject to all restrictions on bank holding companies.
See "- Company Regulation."

    Community Reinvestment Act.  Under the Community Reinvestment Act ("CRA"), every
FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The
CRA requires the OTS, in connection with the examination of Perry County, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Perry
County.  An unsatisfactory rating may be used as the basis for the denial of an application by the
OTS.

    The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA.  Due to the heightened attention being given to the CRA in the past few years, Perry County may be required to devote additional funds for investment and lending in its local community.  Perry County was examined for CRA compliance in 1993 and received a rating of "Satisfactory."

    Transactions with Affiliates.  Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital.  Affiliates of Perry County include the Company and any company which is under common control with Perry County.  In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank
Company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

    Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

    Company Regulation.  The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS.  As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

    As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions.  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan Company, and the activities of the
Company and any of its subsidiaries (other than Perry County or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

    If Perry County fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.  The activities authorized for a bank
Company are more limited than are the activities authorized for a unitary or multiple savings and loan Company.  See "--Qualified Thrift Lender Test."

    The Company must obtain approval from the OTS before acquiring control of any other
SAIF-insured association.  Such acquisitions are generally prohibited if they result in a multiple savings and loan Company controlling savings associations in more than one state.  However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

    Federal Securities Law.  The stock of the Company is registered with the SEC under the
Securities Exchange Act of 1934, as amended (the "Exchange Act").  The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

    Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions.  If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

    Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts
(primarily checking, NOW and Super NOW checking accounts).  At September 30, 1996, Perry
County was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See "--Liquidity."

    Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal
Reserve Bank.

    Federal Home Loan Bank System.  Perry County is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

    As a member, Perry County is required to purchase and maintain stock in the FHLB of Des
Moines.  At September 30, 1996, Perry County had $602,000 in FHLB stock, which was in compliance with this requirement.

    Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of Perry County's
FHLB stock may result in a corresponding reduction in Perry County's capital.

Federal and State Taxation

    Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.  The amount of the bad debt reserve deduction for
"non-qualifying loans" is computed under the experience method.  The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

    Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

    The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the
"percentage bad debt deduction") is 8%.  The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method.  The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

    If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period.  No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

    Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.  Legislation was enacted in August 1996, which repealed the percentage of taxable income method effective January 1, 1996 for the Bank.

    In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax.  An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.  For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to
0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.


    In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years.  The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.  The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after
December 31, 1997, provided the institution meets certain residential lending requirements.  The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

    The Company and the Bank file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

    Missouri Taxation.  Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net earnings without regard to net operating loss carryforwards, at the rate of 7% of net earnings.  This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank, contributions paid pursuant to the Unemployment Compensation law of Missouri, real estate taxes, social security taxes, sales taxes and use taxes.  In addition, Perry County is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes, and taxes imposed by the Missouri Financial Institutions
Tax Law.  Missouri thrift institutions are not subject to the regular state corporate income tax.

Competition

    Perry County faces strong competition, both in originating loans and in attracting deposits.
Competition in originating loans comes primarily from other commercial banks and savings associations making loans secured by real estate located in the Bank's market area.  The Bank competes for loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

    The Bank attracts all of its deposits through its retail banking office, primarily from the communities it serves.  Therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located or doing business in the same and surrounding communities.  The Bank competes for these deposits by offering deposit accounts at competitive rates and convenient business hours.

    The Bank's primary market area is Perry County, Missouri.  There are four commercial banks and one savings association which compete for deposits and loans in Perry County.

Employees

    The Bank had 10 full-time employees and 2 part-time employees as of September 30, 1996, none of whom was represented by a collective bargaining agreement.  The Bank believes that it enjoys good relations with its personnel.  There are no executive officers of the Company and the
Bank who are not directors.

Item 2.  Description of Properties

    The following table sets forth the location and certain additional information regarding the
Bank's office at September 30, 1996.  The office is owned by the Bank.  At September 30, 1996, the
Bank's premises and equipment had an aggregate net book value of $301,000.

                                            Year   Square  Net Book Value
                                            Opened Footage of Premises and
                                                           Equipment
Office:
  14 North Jackson Street
  Perryville, Missouri                      1957   4,780   $301,000

    The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau.

Item 3.  Legal Proceedings

    Currently, the Bank is not involved in any pending legal proceedings other than a routine legal proceeding occurring in the ordinary course of business, which in the aggregate involves an amount that is believed by management to be immaterial to the financial condition of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended September 30, 1996.

                             PART II


Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters

    Page 1 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

    Pages 3 through 9 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

    The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

                                                                 Pages in
Annual Report Section                                            Annual Report
Report of Independent Auditors                                         10
Consolidated Balance Sheets as of September 30, 1996 and 1995          11
Consolidated Statements of Earnings for the Years Ended
 September 30, 1996, 1995 and 1994                                     12
Consolidated Statements of Stockholders' Equity for
 Years Ended September 30, 1996, 1995 and 1994                         13
Consolidated Statements of Cash Flows for Years Ended
 September 30, 1996, 1995 and 1994                                                   14
Notes to Consolidated Financial Statements                          15-29

    With the exception of the aforementioned information, the Company's Annual Report to
Stockholders for the year ended September 30, 1996, is not deemed filed as part of this Annual
Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    The Company filed a Form 8-K dated August 23, 1995 regarding a change in accountants.



                             PART III


Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

    Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

    Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Bank's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of
Common Stock and other equity securities of the Company.  Officers, directors and greater than
10% stockholders are required by SEC regulation to furnish the Company with copies of all Section
16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, with the exception of a late filing by Director S. Rozier of his initial Form 3, which omission was subsequently corrected.

Item 10. Executive Compensation

    Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial
         Owners and Management

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of
Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K
                                                      Reference    Sequential
         (a)  Exhibits                                to           Page Number
                                                      Prior        Where Attached
                                                      Filing       Exhibits Are
Regulation                                            or Exhibits  Located in
  S-B                                                 Number       This
Exhibit                                               Attached     Form 10-KSB
Number     Document                                   Hereto       Report

3(i)      Articles of Incorporation, including
          amendments thereto                           *        Not applicable
3(ii)     By-Laws                                      *        Not applicable
4         Instruments defining the rights of security
          holders, including debentures                *        Not applicable
9         Voting Trust Agreement                      None      Not applicable
10        Executive Compensation Plans and
          Arrangements
          (a)  Employment Contract between
               Leo J. Rozier and the Bank              *        Not applicable
          (b)  1995 Stock Option and Incentive Plan    *        Not applicable
          (c)  Recognition and Retention Plan          *        Not applicable
11        Statement re:  computation of per share
          earnings                                    None      Not applicable
13        Annual Report to Security Holders           13        Page __
16        Letter re:  change in certifying
          accountants                                 **        Not applicable
18        Letter re:  change in accounting
          principles                                  None      Not applicable
21        Subsidiaries of Registrant                  21        Page __
22        Published report regarding matters
          submitted to vote of security holders       None      Not applicable
23        Consents of Experts and Counsel             23        Not applicable
24        Power of Attorney                       Not required  Not applicable
27        Financial Data Schedule                     None      Not applicable
28        Information from reports furnished
          to state insurance regulatory authorities   None      Not applicable
99        Additional Exhibits                         None      Not applicable

* Filed as exhibits to the Company's Form S-1 registration statement filed on October 4, 1994 (File No. 33-84786) of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**        Filed as an exhibit to the Company's Form 8-K filed on August 23, 1995 (File No. 0-25088).

     (b)  Reports on Form 8-K

     There were no Form 8-Ks filed by the Registrant in fiscal 1996.
                            SIGNATURES


    In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PERRY COUNTY FINANCIAL CORPORATION


Date:  December 27, 1996                         By:  /s/ Leo J. Rozier
                                  Leo. J. Rozier
                                  (Duly Authorized Representative)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:  /s/ Leo J. Rozier                      By:   /s/ James K. Young
    Leo J. Rozier, Chairman of the               James K. Young, Director, Acting
      Board, President and Chief                 Secretary and Acting Controller
      Executive Officer                          (Chief Financial and Accounting
     (Principal Executive and Operating           Officer)
     Officer)

Date:     December 27, 1996                 Date:      December 27, 1996


By:  /s/ Stephen C. Rozier                  By:   /s/ Milton A. Vogel
    Stephen C. Rozier, Director,            Milton A. Vogel, Director
    Assistant Vice President and
    Assistant Secretary

Date:     December 27, 1996                 Date:      December 27, 1996



By:  /s/ Thomas L. Hoeh
    Thomas L. Hoeh, Director


Date:     December 27, 1996
                                                 EXHIBIT 21



                  SUBSIDIARIES OF THE REGISTRANT


                           Subsidiary or         Percent of       State of
     Parent                 Organization         Ownership      Incorporation

Perry County Financial  Perry County Savings       100%           Federal
  Corporation             Bank, FSB

                                                 EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference and use of our report, dated
December 6, 1996 on the consolidated financial statements of Perry County
Financial Corporation which appears in Perry County Financial Corporation's
Annual Report of Shareholders and Form 10-KSB for the year ended September 30,
1996 in Perry County's previously filed Registration Statement on Form S-8
(Registration No. 333-4168 and No. 333-4170).

                           Michael Trokey & Company, P.C.

St. Louis, Missouri
December 30, 1996

-------------------------------------------------------------------------

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference and use of our report, dated December 20, 1994, on the consolidated financial statements of Perry
County Savings Bank which appears in Perry County Financial Corporation's
Annual Report of Shareholders and Form 10-KSB for the year ended
September 30, 1996 in Perry County Financial Corporation's previously filed
Registration Statement on Form S-8 (Registration No. 333-4168 and
No. 333-4170).


                          Charles L. Woodward, Jr. C.P.A.

St. Louis, Missouri
December 30, 1996


















