Form 10KSB/A
period 1996-09-30
PERRY COUNTY FINANCIAL CORP
filed 1997-01-02
CIK 931074

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
     Commission file number 0-25088


                                   PERRY COUNTY FINANCIAL CORPORATION

              (Name of small business issuer in its charter)


                     Missouri                   43-1694505
(State or other jurisdiction of incorporation(I.R.S. Employer Identification No.)
 or organization)


14 North Jackson Street, Perryville, Missouri                         63775
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (573) 547-4581