Form 10QSB
period 1997-02-06
PERRY COUNTY FINANCIAL CORP
filed 1997-02-13
CIK 931074

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549



                           FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended December 31, 1996

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to        Commission File No. 0-25088


               PERRY COUNTY FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)


         Missouri                                  43-1694505
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

14 North Jackson Street, Perryville, Missouri            63775-1334
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


        Class                                   Outstanding January 31, 1997
Common Stock, par value $.01 per share                827,166 Shares

        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                           FORM 10-QSB

             FOR THE QUARTER ENDED DECEMBER 31, 1996

                              INDEX

                                                                PAGE NO.

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

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Balance Sheets
                               (Unaudited)

                                                        December 31, September 30,
   Assets                                                   1996       1996

Cash and cash equivalents                               $ 6,850,705  3,236,497
Securities available for sale, at market value
(amortized cost of $30,475,515 and $34,972,835,
 respectively)                                           30,069,359 34,312,495
Federal Home Loan Bank stock                                601,500    601,500
Mortgage-backed and related securities
available for sale, at market value
(amortized cost of $29,750,515 and $30,016,120)          29,614,603 29,818,666
Loans receivable, net                                    12,143,278 11,717,799
Premises and equipment, net                                 297,197    300,664
Accrued interest receivable:
  Securities                                                517,226    500,824
  Mortgage-backed and related securities                    180,193    210,702
  Loans receivable                                           54,999     52,324
Other assets                                                 78,556    397,973
   Total assets                                         $80,407,616 81,149,444

  Liabilities and Stockholders' Equity

Deposits                                                $62,445,010 62,711,509
Accrued interest on deposits                                 85,692    130,848
Advances from FHLB of Des Moines                          2,500,000  2,500,000
Advances from borrowers for taxes and insurance              74,206    146,917
Other liabilities                                            34,067    428,302
Income taxes payable                                        107,002    159,442
   Total liabilities                                     65,245,977 66,077,018
Commitments and contingencies
Serial preferred stock, $.01 par value, 1,000,000
 shares authorized; none issued and outstanding                -          -
Common stock, $.01 par value; 5,000,000 shares
authorized;  856,452 shares issued and
outstanding                                                   8,565      8,565
Additional paid-in capital                                8,042,704  8,034,660
Common stock acquired by ESOP                              (581,693)  (593,186)
Common stock acquired by MRP                               (315,837)  (335,359)
Unrealized loss on securities available for sale, net      (341,503)  (540,409)
Treasury stock at cost, 29,286 and 3,886 shares,
respectively                                               (507,126)   (68,977)
Retained earnings - substantially restricted              8,856,529  8,567,132
   Total stockholders' equity                            15,161,639 15,072,426
   Total liabilities and stockholders' equity           $80,407,616 81,149,444

See accompanying notes to consolidated financial statements.

               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Earnings
                               (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                       1996      1995
Interest income:
  Loans receivable                                 $  237,303   165,950
  Mortgage-backed and related securities              490,013   567,714
  Securities                                          554,553   520,640
  Other interest-earning assets                        73,252    27,829
   Total interest income                            1,355,121 1,282,133
Interest expense:
  Deposits                                            769,249   764,978
  Advances from FHLB                                   38,128      -
   Total interest expense                             807,377   764,978
   Net interest income                                547,744   517,155
Provision for loan losses                                -         -
   Net interest income after provision
   for loan losses                                    547,744   517,155
Noninterest income:
  Service charges on NOW accounts                       6,907     7,642
  Gain (loss) on sale of
   securities available for sale                       (5,000)     -
  Gain (loss) on sale of mortgage-backed
  securities available for sale                       139,655      -
  Other                                                 1,533       492
   Total noninterest income                           143,095     8,134
Noninterest expense:
  Compensation and benefits                           143,016   134,463
  Occupancy expense                                     6,941     7,084
  Equipment and data processing expense                20,267    20,798
  SAIF deposit insurance premium                       33,119    33,869
  Other                                                37,889    44,175
   Total noninterest expense                          241,232   240,389
   Earnings before income taxes                       449,607   284,900
Income taxes                                          160,210   106,394
   Net earnings                                    $  289,397   178,506

Net earnings per share                             $      .37       .23

Weighted-average shares outstanding                   792,229   790,811

Dividends per share                                $      .00       .00


See accompanying notes to consolidated financial statements.

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                   Three Months Ended
                                                       December 31,
                                                      1996      1995
Cash flows from operating activities:
  Net earnings                                     $  289,397      178,506
  Adjustments to reconcile net earnings
   to net cash provided by (used for)
   operating activities:
     Depreciation expense                               3,683        3,700
     ESOP expense                                      19,537       16,719
     MRP expense                                       19,522         -
     Loss (gain) on sale of securities
       available for sale                               5,000         -
     Loss (gain) on sale of mortgage-backed
       securities available for sale                 (139,655)        -
     Amortization of premiums, discounts
       and loan fees, net                             (12,728)     (20,120)
     Dividends reinvested in Asset Management Fund       -          (1,911)
     FHLB stock dividend                                 -         (11,800)
  Decrease (increase) in:
   Accrued interest receivable                         11,432      (96,349)
   Other assets                                       202,598       45,366
  Increase (decrease) in:
   Accrued interest on deposits                       (45,156)     (17,540)
   Other liabilities                                 (394,235)      (8,216)
   Income taxes payable                               (52,440)      (4,606)
       Net cash provided by (used for)
         operating activities                         (93,045)      83,749
Cash flows from investing activities:
  Loans originated, net of principal collections     (422,784)  (1,151,639)
  Mortgage-backed securities available for sale:
   Purchased                                       (3,294,898)  (1,329,390)
   Principal collections                              941,974    1,288,728
   Proceeds from sale                               2,765,537         -
  Securities available for sale:
   Purchased                                             -      (1,800,000)
   Proceeds from maturity                           3,500,000    1,300,000
   Proceeds from sale                                 995,000         -
  Purchase of premises and equipment                     (216)        (160)
       Net cash provided by (used for)
         investing activities                       4,484,613   (1,692,461)
Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                          (266,499)     386,442
   Advances from borrowers for taxes and insurance    (72,711)     (48,179)
  Purchase of treasury stock                         (438,150)        -
       Net cash provided by (used for)
         financing activities                        (777,360)     338,263
       Net increase (decrease) in cash and
         cash equivalents                           3,614,208   (1,270,449)
Cash and cash equivalents at beginning of period    3,236,497    3,554,902
Cash and cash equivalents at end of period         $6,850,705    2,284,453
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest on deposits                            $  814,405      782,518
   Interest on advances from FHLB                      38,128         -
   Federal income taxes                            $   54,100       87,300
  Noncash investing activity - transfer of
   securities and mortgage-backed and related
   securities from held to maturity to available
   for sale                                        $     -      63,978,850

See accompanying notes to consolidated financial statements.

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                               (Unaudited)

 (1)The information contained in the accompanying consolidated financial statements is unaudited.
   In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1996 contained in the 1996 Annual
   Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-
   KSB.

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


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

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation
Act of 1995.  Such statements are based on management's current expectations.  Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.  Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage-backed and related securities, loan repayments by borrowers and net earnings.
The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Bank's regulatory liquidity ratio was approximately 32% at December 31, 1996.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) requires that the
Bank maintain core capital equal to 3% of adjusted total assets and maintain tangible capital equal to
1.5% of adjusted total assets.  The Bank must maintain an 8% risk-based capital.  The following table presents the Bank's capital position relative to its regulatory capital requirements under FIRREA at
December 31, 1996:

                                               Unaudited Regulatory Capital
                                            Tangible      Core     Risk-Based

Stockholders' equity per consolidated
  financial statements                    $15,161,639  15,161,639  15,161,639
Stockholders' equity of Perry County
 Financial Corporation not available
 for regulatory capital purposes           (2,938,397) (2,938,397) (2,938,397)
GAAP capital                               12,223,242  12,223,242  12,223,242
Unrealized loss on securities
 available for sale, net                      314,098     314,098     314,098
General valuation allowances                     -           -         25,000
Regulatory capital                         12,537,340  12,537,340  12,562,340
Regulatory capital requirement             (1,176,061) (2,352,122) (1,330,800)
  Regulatory capital - excess             $11,361,279  10,185,218  11,231,540

  Regulatory capital ratio                      15.99%      15.99%      75.51%
  Regulatory capital requirement                (1.50)      (3.00)      (8.00)
   Regulatory capital ratio - excess            14.49%      12.99%      67.51%

Commitments to originate mortgage loans at December 31, 1996 amounted to $490,500.

Financial Condition
Assets decreased from $81.1 million at September 30, 1996 to $80.4 million at December 31, 1996.
Securities available for sale decreased form $34.3 million at September 30, 1996 to $30.0 million at December 31, 1996 due to the sale, maturity or call of securities.  Proceeds from the sales were used to fund loans and increase cash and cash equivalents.  Loans increased from $11.7 million at
September 30, 1996 to $12.1 million at December 31, 1996.  The Bank is originating primarily 20-
year fixed-rates loans at the present time.  Other liabilities decreased as a result of payment of the one-time SAIF assessment of $393,000.  Other assets decreased as a result of reversal of the deferred tax asset for the SAIF special assessment.  The special assessment was recorded as of
September 30, 1996, but not deductible until actually paid in the quarter ended December 31, 1996.
Other assets also decreased as a result of a decline in the tax effect on unrealized loss of securities available for sale.  Accrued interest on deposits decreased due to the phase out of a promotional certificate of deposit which paid interest at maturity.  Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December of each year.  Income taxes payable decreased due to the timing of income tax payments.  During the three months ended December 31, 1996, the Company repurchased 25,400 shares of common stock in the open market at $17.25 per share.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days.  There were no nonaccrual loans at December 31, 1996.

                         Results of Operation

Net Earnings
Net earnings increased from $179,000 for the three months ended December 31, 1995 to $289,000 for the three months ended December 31, 1996.  The increase was due primarily to a gain on sale of mortgage-backed securities available for sale of $140,000, offset by an increase in income taxes.

Net Interest Income
Net interest income increased from $517,000 for the three months ended December 31, 1995 to
$548,000 for the three months ended December 31, 1996.  Interest income increased as a result of a higher level of loans.  Loans receivable, net have increased substantially in recent years.
Components of interest income vary from time to time based on the availability and interest rates of loans, securities, mortgage-backed securities (MBSs), and other interest-bearing assets.  Interest expense increased as a result of interest paid on FHLB advances.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.  As a result of this evaluation, the Bank made no provision for loan losses for the three months ended December 31,
1996 and 1995.


Noninterest Income
During the three months ended December 31, 1996, mortgage-backed and related securities with a balance of $2,626,000 were sold for $2,766,000, resulting in a gain of $140,000.  The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000.  During the three months ended December 31, 1996, securities available for sale with a carrying value of $1.0 million were sold at loss of $5,000.  There were no gains or losses on securities or MBSs in the three month period ended December 31, 1995.

Noninterest Expense
Noninterest expense increased from $240,000 for the three months ended December 31, 1995 to
$241,000 for the three months ended December 31, 1996.  Compensation and benefits increased as a result of implementing the Management Recognition Plan (MRP) in January, 1996.  MRP expense was $20,000 for the three months ended December 31, 1996.  There was no MRP expense for the three months ended December 31, 1995.  ESOP expense was $17,000 for the three months ended
December 31, 1995 and $20,000 for the three months ended December 31, 1996.  The increase in stock benefit plans was offset by a decrease in salaries due to fewer employees in 1996.

ESOP expense is affected by changes in the market price of the Company's stock.

SAIF deposit insurance premium for the three months ended December 31, 1996 and 1995 was based on the same assessment rate.  Because of the special assessment to recapitalize the SAIF, managements expects lower recurring premiums in the future.

Income Taxes
Income taxes increased due to higher pretax earnings.

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

   None.

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


                         PERRY COUNTY FINANCIAL CORPORATION
                                   (Registrant)


DATE: February 11, 1997  BY: Leo J. Rozier
                              Leo J. Rozier, President, Chief Executive
                              Officer and Duly Authorized Officer
                              and Principal Financial Officer