Form 10QSB
period 1997-03-31
PERRY COUNTY FINANCIAL CORP
filed 1997-05-13
CIK 931074

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

For the quarterly period ended March 31, 1997

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

Not applicable
Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                       Class              Outstanding April 22, 1997
Common Stock, par value $.01 per share           808,486

                                                   FORM 10-QSB

                                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                      INDEX


                                                          PAGE NO.


PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                             1

    Consolidated Statements of Earnings                     2

    Consolidated Statements of Cash Flows                   3

    Note to Consolidated Financial Statements               4

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations           5

PART II - Other Information                                 8

               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Balance Sheets
                               (Unaudited)

                                                                                      March 31,    September 30,
                                                                                       1997             1996
Assets
Cash and cash equivalents                                                        $      3,389,550         3,236,497
Securities available for sale, at market value (amortized cost of
     $32,977,369 and $34,972,835, respectively)                                        32,370,969        34,312,495
Federal Home Loan Bank Stock                                                              601,500           601,500
Mortgage-backed and related securities available for sale, at market value (amortized cost of $29,983,917 and $30,016,120,
   respectively)                                                                       29,712,859        29,818,666
Loans receivable, net                                                                  12,393,640        11,717,799
Premises and equipment, net                                                               293,774           300,664
Accrued interest receivable:
   Securities                                                                             467,483           500,824
   Mortgage-backed and related securities                                                 187,615           210,702
   Loans receivable                                                                        52,891            52,324
Other assets                                                                              244,022           397,973
        Total assets                                                             $     79,714,303        81,149,444

Liabilities and Stockholders' Equity

Deposits                                                                         $     62,196,731        62,711,509
Accrued interest on deposits                                                              112,338           130,848
Advances from FHLB of Des Moines                                                        2,500,000         2,500,000
Advances from borrowers for taxes and insurance                                           102,145           146,917
Other liabilities                                                                          44,708           428,302
Accrued income taxes                                                                      156,060           159,442
        Total liabilities                                                              65,111,982        66,077,018
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock, $.01 par value; 1,000,000 shares
     authorized; shares issued and outstanding - none                                      -                  -
   Common stock, $.01 par value; 5,000,000 shares authorized;
     856,452 shares issued                                                                  8,565             8,565
   Additional paid-in capital                                                           8,051,910         8,034,660
Common stock acquired by ESOP                                                            (570,201)         (593,186)
Common stock acquired by MRP                                                             (296,314)         (335,359)
Unrealized (loss) gain on securities available for sale, net                             (552,799)         (540,409)
Treasury stock, at cost, 47,966 and 3,886 shares, respectively                           (831,348)          (68,977)
Retained earnings - substantially restricted                                            8,792,508         8,567,132
        Total stockholders' equity                                                     14,602,321        15,072,426
        Total liabilities and stockholders' equity                               $     79,714,303        81,149,444

See accompanying note to consolidated financial statements.

          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Earnings
                           (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                                March 31,                       March 31,
                                                         1997            1996            1997             1996
Interest income:
   Loans receivable                                $       246,235          185,915         483,538         351,865
   Mortgage-backed and related securities                  513,117          564,460       1,003,130       1,132,174
   Securities                                              552,359          518,701       1,106,912       1,039,341
   Other interest-earning assets                            54,855           24,048         128,107          51,877
     Total interest income                               1,366,566        1,293,124       2,721,687       2,575,257
Interest expense:
   Deposits                                                746,300          757,383       1,515,549       1,522,361
   Advances from FHLB                                       36,688          -                74,816          -
     Total interest expense                                782,988          757,383       1,590,365       1,522,361
     Net interest income                                   583,578          535,741       1,131,322       1,052,896
Provision for loan losses                                    -               -                -               -
     Net interest income after
        provision for loan losses                          583,578          535,741       1,131,322       1,052,896
Noninterest income:
   Service charges on NOW accounts                           6,515            6,679          13,422          14,321
   Gain (loss) on sale of securities
     available for sale                                      -                2,500          (5,000)          2,500
   Gain on sale of mortgage-backed and
     related securities available for sale                   -               -              139,655           -
   Other                                                     4,334            2,207           5,867           2,699
     Total noninterest income                               10,849           11,386         153,944          19,520
Noninterest expense:
   Compensation and benefits                               136,790          151,399         279,806         285,862
   Occupancy expense                                         7,036            7,028          13,977          14,112
   Equipment and data processing expense                    19,931           20,340          40,198          41,138
   SAIF deposit insurance premium                            2,291           34,391          35,410          68,260
   Professional services                                    21,086           33,363          40,074          53,805
   Other                                                    20,698           30,745          39,599          54,478
     Total noninterest expense                             207,832          277,266         449,064         517,655
     Earnings before income taxes                          386,595          269,861         836,202         554,761
Income taxes                                               150,949           93,288         311,159         199,682
     Net earnings                                  $       235,646          176,573         525,043         355,079

Net earnings per share                             $           .31              .22             .68             .45

Weighted-average shares outstanding                        768,713          793,179         775,474         793,754

Dividends per share                                $           .40              .30             .40             .30


See accompanying note to consolidated financial statements.

              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                                                Six Months Ended
                                                                                                   March 31,
                                                                                                 1997             1996
Cash flows from operating activities:
   Net earnings                                                                       $        525,043           355,079
   Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
      Depreciation expense                                                                       7,302             7,277
      ESOP expense                                                                              40,235            33,439
      MRP expense                                                                               39,045            22,733
      Amortization of premiums (discounts) and loan fees, net                                   (1,447)          (39,954)
      FHLB stock dividend                                                                        -               (11,800)
      Dividends reinvested in Asset Management Fund                                              -                (3,773)
      Loss (gain) on sale of securities available for sale                                       5,000            (2,500)
      Gain on sale of mortgage-backed and related securities
        available for sale                                                                    (139,655)            -
   Decrease (increase) in:
      Accrued interest receivable                                                               55,861            (9,852)
      Other assets                                                                             161,226           (15,286)
   Increase (decrease) in:
      Accrued interest on deposits and other liabilities                                      (402,104)          (33,135)
      Accrued income taxes                                                                      (3,382)           75,962
      Deferred tax liability                                                                     -                12,720
           Net cash provided by (used for) operating activities                                287,124           390,910
Cash flows from investing activities:
   Loans originated, net of principal collections on loans                                    (673,326)       (1,818,077)
   Mortgage-backed and related securities available for sale:
      Purchased                                                                             (4,232,791)       (3,272,701)
      Principal collections                                                                  1,633,510         2,626,146
      Proceeds from sale                                                                     2,765,537             -
   Securities available for sale:
      Purchased                                                                             (3,500,000)       (8,298,500)
      Proceeds from maturity or call                                                         4,500,000         6,798,500
      Proceeds from sale                                                                       995,000         1,002,500
   Purchase of premises and equipment, net                                                        (412)             (709)
           Net cash provided by (used for) investing activities                              1,487,518        (2,962,841)
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                                                                (514,778)        2,018,724
      Advances from borrowers for taxes and insurance                                          (44,772)          (28,109)
   Purchase of treasury stock                                                                 (762,372)            -
   Dividends paid to shareholders                                                             (299,667)         (237,802)
           Net cash provided by (used for) financing activities                             (1,621,589)        1,752,813
           Net increase (decrease) in cash and cash equivalents                                153,053          (819,118)
Cash and cash equivalents at beginning of period                                             3,236,497         3,554,902
Cash and cash equivalents at end of period                                            $      3,389,550         2,735,784
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest on deposits                                                               $      1,534,059         1,568,805
   Interest on advances from FHLB of Des Moines                                                 74,816             -
   Federal and state income taxes                                                              289,338           209,160
Noncash investing activity - transfer of securities and mortgage-backed
  and related securities from held to maturity to available for sale                  $          -            63,978,850

See accompanying note to consolidated financial statements.

              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                 Note to Consolidated Financial Statements
                                (Unaudited)

 (1) The information contained in the accompanying consolidated financial statements is unaudited.
     In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1996 contained in the 1996 Annual
     Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-
     KSB.

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits.  The minimum level of liquidity required by regulation is presently 5%.  The
Bank's regulatory liquidity ratio was approximately 25% at March 31, 1997.

The Bank is required to maintain certain minimum capital requirements under OTS regulations.  Failure by a savings institution to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's regulatory capital and minimum capital requirements at March 31, 1997 are summarized as follows:


                                                                   Minimum Required         Minimum Required
                                                                         for Capital              to be "Well
                                                  Actual                  Adequacy                 Capitalized"
                                         Amount          Ratio     Amount          Ratio    Amount          Ratio
                                                                  (Dollars in Thousands)
Total capital to risk-weighed
   assets                             $      12,473        73.7%      $ 1,354           8%      $ 1,693         10%

Tier 1 capital to risk-weighted
   assets                                    12,449        73.5%          677           4%        1,016          6%

Tier 1 capital to total assets               12,449       15.93%        2,344           3%        3,907          5%

Tangible capital to tangible
   assets                             $      12,449       15.93%      $ 1,172         1.5%  $    -            -

              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Commitments to originate mortgage loans at March 31, 1997 amounted to $508,000.

During the six months ended March 31, 1997, the Company repurchased $762,000 in treasury stock.
While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company.  Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Financial Condition
Assets decreased from $81.1 million at September 30, 1996 to $79.7 million at March 31, 1997.
Securities available for sale decreased from $34.3 million at September 30, 1996 to $32.4 million at
March 31, 1997 due to the sale, maturity or call of securities.  Proceeds from sales, maturity or call were used to fund loans and deposit withdrawals.  Loans increased from $11.7 million at September
30, 1996 to $12.4 million at March 31, 1997.  The Bank is originating primarily 20-year fixed-rates loans at the present time.  Other liabilities decreased as a result of payment of the one-time SAIF assessment of $393,000.  Other assets decreased as a result of reversal of the deferred tax asset for the SAIF special assessment.  The special assessment was recorded as of September 30, 1996, but not deductible until actually paid in the quarter ended December 31, 1996.  During the six months ended March 31, 1997, the Company repurchased 44,080 shares of common stock in the open market at an average price of $17.30 per share.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days.  There were no nonaccrual loans at September 30, 1996 and $39,000 of nonaccrual loans at March 31, 1997.
The interest not recognized and interest recognized on such loans for the six months ended March 31,
1997 was $1,300 and $400, respectively.

Following is a summary of the allowance for loan losses:

Balance, September 30, 1996           $      25,000
   Charge-offs                                -
   Recoveries                                 -
   Provision for loan losses                  -
Balance, March 31, 1997               $      25,000

                                        Results of Operation

Net Earnings
Net earnings increased from $177,000 for the three months ended March 31, 1996 to $236,000 for the three months ended March 31, 1997. Net earnings increased from $355,000 for the six months ended March 31, 1996 to $525,000 for the six months ended March 31, 1997.  The increases for the three and six months ended March 31, 1997 over the comparable prior periods were due to higher net interest income and lower noninterest expense offset by higher income taxes.  The six months ended
March 31, 1997 also includes a net gain on sale of securities and mortgage-backed and related securities of $135,000.  Such gains are not a stable source of income and no assurance can be given that the Company will realize gains in the future.



Net Interest Income
Net interest income increased from $536,000 for the three months ended March 31, 1996 to
$584,000 for the three months ended March 31, 1997.  Net interest income increased from
$1,053,000 for the six months ended March 31, 1996 to $1,131,000 for the six months ended March
31, 1997.  Interest income increased as a result of a higher level of loans.  Loans receivable, net have increased substantially in recent years.  Components of interest income vary from time to time based on the availability and interest rates of loans, securities, mortgage-backed securities (MBSs), and other interest-bearing assets.  Interest expense increased as a result of interest paid on FHLB advances.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.  As a result of this evaluation, the Bank made no provision for loan losses for the three and six months ended March 31, 1996 and
1997.

Noninterest Income
During the three months ended March 31, 1996, securities available for sale with a carrying value of
$1.0 million were sold at a gain of $2,500.  During the six months ended March 31, 1997, securities available for sale with a carrying value of $1.0 million were sold at a loss of $5,000.  During the six months ended March 31, 1997, mortgage-backed and related securities with a balance of $2,626,000 were sold for $2,766,000, resulting in a gain of $140,000.  The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000.

Noninterest Expense
Noninterest expense decreased from $277,000 for the three months ended March 31, 1996 to
$208,000 for the three months ended March 31, 1997.  Noninterest expense decreased from
$518,000 for the six months ended March 31, 1996 to $449,000 for the six months ended March 31,
1997.  The decrease was primarily a result of lower compensation and benefits, SAIF deposit insurance premium, professional services and other noninterest expense.  Compensation and benefits decreased due to fewer employees in 1997, offset by an increase in the Management Recognition Plan (MRP)
expense.  The MRP was implemented in January, 1996.  SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate.  The special assessment recorded at September
30, 1996 recapitalized the fund.  Recurring SAIF premiums are expected to be assessable based on an annual revised rate of 6.48 basis points of deposits.  Professional services decreased as a result of legal services provided in conjunction with the Bank's benefit plans in the 1996 periods.  Other noninterest expense was reduced primarily due to lower annual meeting expenses.

Income Taxes
Income taxes increased due to higher earnings before income taxes.

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

     (a)  Exhibits: none

     (b)  Reports on Form 8-K: None

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


                                         PERRY COUNTY FINANCIAL CORPORATION
                                                         (Registrant)


DATE: May 6, 1997                     BY: Leo J. Rozier
                                              Leo J. Rozier, President, Chief Executive
                                              Officer, Duly Authorized Officer
                                              and Principal Financial Officer