Form 10QSB
period 1997-06-30
PERRY COUNTY FINANCIAL CORP
filed 1997-08-14
CIK 931074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549



                                  FORM 10-QSB

(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding July 31, 1997
Common Stock, par value $.01 per share                 827,897

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                             PAGE NO.

PART I - Financial Information (Unaudited)

   Consolidated Balance Sheets                                 1

   Consolidated Statements of Earnings                         2

   Consolidated Statements of Cash Flows                       3

   Note to Consolidated Financial Statements                   4

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations             5


PART II - Other Information                                    9

                  PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                      (Unaudited)

                                                    June 30,     September 30,
                                                      1997          1996
    Assets
Cash and cash equivalents                           $   3,357,305    3,236,497
Securities available for sale, at market value
(amortized cost of $34,983,792 and $34,972,835,
 respectively)                                         34,659,062   34,312,495
Federal Home Loan Bank Stock                              601,500      601,500
Mortgage-backed and related securities available
 for sale, at market value (amortized cost of
 $27,984,747 and $30,016,120, respectively)            27,953,695   29,818,666
Loans receivable, net                                  13,310,585   11,717,799
Premises and equipment, net                               290,282      300,664
Accrued interest receivable:
  Securities                                              631,259      500,824
  Mortgage-backed and related securities                  174,765      210,702
  Loans receivable                                         60,229       52,324
Other assets                                               66,359      397,973
      Total assets                                  $  81,105,041   81,149,444

Liabilities and Stockholders' Equity

Deposits                                            $   60,692,256  62,711,509
Accrued interest on deposits                               114,028     130,848
Advances from FHLB of Des Moines                         4,500,000   2,500,000
Advances from borrowers for taxes and insurance            131,554     146,917
Other liabilities                                           24,007     428,302
Income taxes payable                                        72,979     159,442
      Total liabilities                                 65,534,824  66,077,018
Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.01 par value;
  1,000,000 shares authorized; shares issued and
  outstanding - none                                          -           -
  Common stock, $.01 par value; 5,000,000 shares
  authorized; 856,452 shares issued and outstanding          8,565       8,565
  Additional paid-in capital                             8,098,354   8,034,660
  Common stock acquired by ESOP                           (558,708)   (593,186)
  Common stock acquired by MRP                            (276,792)   (335,359)
  Unrealized gain (loss) on securities
   and mortgage-backed and related securities
   available for sale, net                                (224,143)   (540,409)
  Treasury stock, at cost, 28,555 and 3,886 shares        (499,815)    (68,977)
  Retained earnings - substantially restricted           9,022,756   8,567,132
      Total stockholders' equity                        15,570,217  15,072,426
      Total liabilities and stockholders' equity     $  81,105,041  81,149,444

            See accompanying note to consolidated financial statements.

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Earnings
                                      (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                               June 30,             June 30,
                                           1997        1996        1997         1996
Interest income:
  Loans receivable                   $   257,184      203,835     740,722     555,700
  Mortgage-backed and
   related securities                    511,707      568,228   1,514,837   1,700,402
  Securities                             599,231      540,219   1,706,143   1,579,560
  Other interest-earning assets           19,934       26,284     148,041      78,161
    Total interest income              1,388,056    1,338,566   4,109,743   3,913,823
Interest expense:
  Deposits                               747,850      764,428   2,263,399   2,286,789
  Advances from FHLB                      47,809       21,546     122,625      21,546
    Total interest expense               795,659      785,974   2,386,024   2,308,335
    Net interest income                  592,397      552,592   1,723,719   1,605,488
Provision for loan losses                   -            -           -           -
    Net interest income after
      provision for loan losses          592,397      552,592   1,723,719   1,605,488
Noninterest income:
  Gain (loss) on sale of securities
    available for sale                   (12,500)       4,375     (17,500)      6,875
  Gain (loss) on sale of
   mortgage-backed and related
   securities available for sale           8,415         -        148,070        -
  Service charges on NOW accounts          6,815        7,223      20,237      21,544
  Gain on investment in data center         -          17,679        -         17,679
  Other                                      964          531       6,831       3,230
    Total noninterest income               3,694       29,808     157,638      49,328
Noninterest expense:
  Compensation and benefits              137,218      302,304     417,024     588,166
  Occupancy expense                        6,920        6,938      20,897      21,050
  Equipment and data
   processing expense                     18,967       19,658      59,165      60,796
  SAIF deposit insurance premium          10,098       34,574      45,508     102,834
  Professional services                   32,086       21,894      72,160      75,699
  Other                                   12,854       17,054      52,453      71,532
    Total noninterest expense            218,143      402,422     667,207     920,077
    Earnings before income taxes         377,948      179,978   1,214,150     734,739
Income taxes                             147,700       71,317     458,859     270,999
    Net earnings                     $   230,248      108,661     755,291     463,740

Net earnings per share               $       .30          .14         .98         .59

Weighted-average shares outstanding      770,894      782,738      774,413    790,124

Dividends per share                  $       .00          .00          .40        .30


See accompanying note to consolidated financial statements.

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                         Nine Months Ended
                                                             June 30,
                                                        1997          1996
Cash flows from operating activities:
  Net earnings                                    $     755,291      463,740
  Adjustments to reconcile net earnings to
   net cash provided by (used for) operating
activities:
    Depreciation expense                                 10,925       10,903
    ESOP expense                                         62,645       62,063
    MRP expense                                          58,567      198,284
    Amortization of premiums (discounts)
     and loan fees, net                                (134,343)     (37,999)
    FHLB stock dividend                                    -         (11,800)
    Dividends reinvested in Asset Management Fund          -          (5,611)
    Loss (gain) on sale of securities available
     for sale                                            17,500       (6,875)
    Loss (gain) on sale of mortgage-backed and
     related securities available for sale             (148,070)        -
  Decrease (increase) in:
    Accrued interest receivable                        (102,403)    (131,532)
    Other assets                                        145,860      205,493
  Increase (decrease) in:
    Accrued interest on deposits and other
     liabilities                                       (421,115)     (22,447)
    Income taxes payable                                (86,463)    (267,527)
        Net cash provided by (used for)
         operating activities                           158,394      456,692
Cash flows from investing activities:
  Loans originated, net of principal
   collections on loans                              (1,587,538)  (3,290,255)
  Mortgage-backed and related securities
   available for sale:
    Purchased                                        (5,259,212)  (4,254,451)
    Principal collections                             2,961,817    3,954,136
    Proceeds from sale                                4,594,985         -
  Securities available for sale:
    Purchased                                        (8,500,000) (11,798,500)
    Proceeds from maturity or call                    6,500,000    6,798,564
    Proceeds from sale                                1,982,500    2,006,875
  Purchase of premises and equipment, net                  (543)      (1,959)
Net cash provided by (used for)
 investing activities                                   692,009   (6,585,590)
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                         (2,019,253)   2,343,745
    Advances from borrowers for taxes
     and insurance                                      (15,363)      14,667
  Proceeds from advance from FHLB of Des Moines       4,500,000    2,500,000
  Payment of advance from FHLB of Des Moines         (2,500,000)        -
  Exercise of stock options                             406,809         -
  Purchase of treasury stock                           (802,121)    (584,500)
  Dividends paid to shareholders                       (299,667)    (237,801)
        Net cash provided by (used for)
         financing activities                          (729,595)   4,036,111
        Net increase (decrease) in cash
         and cash equivalents                           120,808   (2,092,787)
Cash and cash equivalents at beginning of period      3,236,497    3,554,902
Cash and cash equivalents at end of period        $   3,357,305    1,462,115
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest on deposits                            $   2,280,219    2,312,039
  Interest on advances from FHLB of Des Moines          122,625       21,546
  Federal and state income taxes                        403,740      383,460
Noncash investing activity - transfer of
  securities and mortgage-backed and related
  securities from held to maturity to available
  for sale                                        $        -      63,095,928

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

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings.  The minimum level of liquidity required by regulation is presently 5%.  The Bank's regulatory liquidity ratio was approximately 24% at June 30, 1997.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets.  As of
June 30, 1997, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action.


             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The Association's regulatory capital and regulatory capital requirements at
March 31, 1997 are summarized as follows:
                                                          Minimum Required   Minimum Required
                                                            for Capital       to be "Well
                                                Actual        Adequacy        Capitalized"
                                           Amount   Ratio   Amount   Ratio   Amount   Ratio
                                                 (Dollars in Thousands)
Consolidated stockholders' equity      $   15,570

Stockholders' equity of Company        $   (3,075)

GAAP capital                           $   12,495

Unrealized loss on securities
  available for sale, net              $      208

Tangible capital                       $   12,703  16.2%    $ 1,180  1.5%

General valuation allowance            $       25

Total capital to risk-weighted assets  $   12,728  72.6%    $ 1,402  8.0%   $ 1,752  10.0%

Tier 1 capital to risk-weighted assets $   12,703  72.5%    $   701  4.0%   $ 1,051   6.0%

Tier 1 capital to total assets         $   12,703  16.2%    $ 2,359  3.0%   $ 3,932   5.0%

Commitments to originate mortgage loans at June 30, 1997 amounted to $587,000.

During the nine months ended June 30, 1997, treasury stock of the Company increased by $431,000. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Financial Condition
Assets remained at approximately $81.1 million at September 30, 1996 and June 30,
1997.  Advances from the FHLB and proceeds from sales, maturity or call of securities were used to fund loan originations and deposit account withdrawals.
The Bank's loan portfolio increased from $11.7 million at September 30, 1996 to
$13.3 million at June 30, 1997.  Other liabilities decreased as a result of payment of the one-time SAIF assessment of $393,000.  Other assets decreased as a result of reversal of the deferred tax asset for the SAIF special assessment.
The special assessment was recorded as of September 30, 1996, but not deductible until actually paid in the quarter ended December 31, 1996.  During the nine months ended June 30, 1997, the Company repurchased 46,080 shares of common stock in the open market at an average price of $17.41 per share.  Of such shares,
21,411 shares were issued upon the exercise of stock options at $19.00 per share.
At June 30, 1997, there were 9,877 shares exercisable.

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                  Management's Discussion and Analysis of
               Financial Condition and Rusults of Operations
Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at September 30, 1996 and $24,000 of nonaccrual loans at June 30, 1997. The interest not recognized and interest recognized on such loans for the nine months ended June 30, 1997 was $1,400 and $200, respectively.

Following is a summary of the allowance for loan losses:

Balance, September 30, 1996   $  25,000
  Charge-offs                      -
  Recoveries                       -
  Provision for loan losses        -
Balance, June 30, 1997        $  25,000

                                Results of Operation

Net Earnings
Net earnings increased from $109,000 for the three months ended June 30, 1996 to $230,000 for the three months ended June 30, 1997. Net earnings increased from $464,000 for the nine months ended June 30, 1996 to $755,000 for the nine months ended June 30, 1997. The increases were due to higher net interest income and lower noninterest expense offset by higher income taxes. For the nine month periods, the increase in net income was also due to higher noninterest income.

Net Interest Income
Interest income increased from $1,339,000 for the three months ended June 30, 1996 to $1,388,000 for the three months ended June 30, 1997. Interest income increased from $3,914,000 for the nine months ended June 30, 1996 to $4,110,000 for the nine months ended June 30, 1997. Interest income increased as a result of a higher level of loans. Loans receivable, net have increased substantially in recent years. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, mortgage-backed securities (MBSs), and other interest-bearing assets. Interest on deposits decreased due to a decline in deposit accounts. Interest expense increased as a result of interest paid on FHLB advances.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.
Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three and nine months ended June 30, 1997 and 1996.

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                  Management's Discussion and Analysis of
              Financial Condition and Results of Operations
Noninterest Income
During the three and nine months ended June 30, 1996, securities available for sale with a carrying value of $1.0 million and $2.0 million were sold at a gain of
$4,000 and $7,000, respectively.  During the three and nine months ended June 30,
1997, securities available for sale with a carrying value of $1.0  and $2.0 million were sold at a loss of $12,500 and $17,500, respectively.  During the three and nine months ended June 30, 1997, mortgage-backed and related securities with a balance of $2.8 million and $4.6 million were sold, resulting in gains of $8,000 and
$148,000, respectively.  The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000.  The Association had recorded a gain on investment in data center of $18,000 for the three and nine months ended
June 30, 1996.  No such gain was recorded for the comparable 1997 periods.

Noninterest Expense
Noninterest expense decreased from $402,000 for the three months ended June
30, 1996 to $218,000 for the three months ended June 30, 1997. Noninterest expense decreased from $920,000 for the nine months ended June 30, 1996 to $667,000 for the nine months ended June 30, 1997. The decrease was primarily a result of lower compensation and benefits and SAIF deposit insurance premium expense. Compensation and benefits decreased due primarily to lower Management
Recognition Plan (MRP) expense.  MRP expense for the three and nine months ended
June 30, 1997, included $156,000 related to acceleration of vesting of MRP shares upon the death of an officer. SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate. The special assessment recorded at September 30, 1996 recapitalized the fund. Recurring SAIF premiums are expected to be assessable based on an annual revised rate of approximately
6.48 basis points of deposits.

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


                              PERRY COUNTY FINANCIAL CORPORATION
                                          (Registrant)


DATE: August 11, 1997         BY: Leo J. Rozier
                                   Leo J. Rozier, President, Chief Executive
                                   Officer and Duly Authorized Officer
                                   and Principal Financial Office