Form 10KSB
period 1997-09-30
PERRY COUNTY FINANCIAL CORP
filed 1997-12-31
CIK 931074


                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                         FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      [FEE REQUIRED]
             For the fiscal year ended September 30, 1997
                                             OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]
      For the transition period from              to
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.
      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
      State the issuer's revenues for its most recent fiscal year  $5,702,850.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of December 16, 1997, was approximately $15.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

 As of December 16, 1997, there were 827,897 shares issued and outstanding of the Registrant's Common Stock.

                             DOCUMENTS INCORPORATED BY REFERENCE
      Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1997. Part III of Form 10-KSB - Proxy
      Statement for 1997 Annual Meeting of Stockholders.

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

      At September 30, 1997, the Company had $84.1 million of assets and stockholders'equity of $16.0 million (or 19.1% of total assets).

      The executive offices of the Company are located at 14 North Jackson
Street, Perryville,Missouri 63775, and its telephone number at that address is (573) 547-4581.

      The activities of the Company itself have been limited to investments in U.S. Treasury and Federal Agency Obligations, interest-bearing deposits at financial institutions and a note receivable from the Bank's Employee Stock
Ownership Plan. Unless otherwise indicated, all activities discussed below are of the Bank.

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

      The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to purchase securities and mortgage-backed securities and to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial, multi-family and construction real estate loans and loans secured by deposit accounts.
  At September 30, 1997, at least 90% of the Bank's real estate mortgage loans were secured by properties located in Missouri.


      The Company's revenues are derived primarily from interest earned on securities, mortgage-backed securities and on mortgage loans.  The Company does not originate loans to fund leveraged buyouts, and has no loans to foreign
corporations or governments.   The Company only solicits deposits in its
primary market area and does not accept brokered deposits.

Lending Activities

      Market Area. The Company's office is located at 14 North Jackson Street in Perryville,Missouri. Through this office, the Company currently serves primarily Perry County. Perryville, Missouri is located approximately 80 miles south of St. Louis, Missouri. Perryville is the County Seat of Perry County.
Perry County has a population of approximately 17,000. The major employers in Perry County are engaged in light industry and include Gilster-Mary Lee, Sabreliner Corporation, Miraculous Medal Association, East Perry Lumber
Company, NPS Corporation, TG (USA) Corporation, Perry Crating Company and Solar
 Press.

      General. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, multi-family and commercial real estate loans and construction or development loans. At September 30, 1997, the Bank's gross loans outstanding totalled $14.5 million, of which $11.8 million or 81.5% were one- to four-family residential mortgage loans. One- to four-family mortgage loans were primarily fixed rate loans. At that same date, commercial and multi-family residential real estate loans totalled $790,000, all of which were fixed-rate loans. Also at that date, the Bank's construction or development loans totalled $1.5 million or 10.5% of the Bank's total loan portfolio, all of which were fixed-rate loans.

      At September 30, 1997 the balance of the Bank's loans consisted of $382,000 of loans secured by deposit accounts, which represented 2.6% of the Bank's gross loan portfolio.

      The Bank and the Company also invest in mortgage-backed and related securities and U.S. government and agency obligations. At September 30, 1997, mortgage-backed securities totalled $30.6 million or 36.4% of total assets and U.S. government and agency obligations totalled $35.4 million or 42.1% of total assets. See "Investment Activities."

      All loans up to $85,000 must be approved by the Bank's President.
Requests for loans greater than $85,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

      The Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See
"Regulation - Federal Regulation of Savings Associations."  At September 30,
1997, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.9 million. At September 30, 1997, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.
The Bank's largest lending relationship at

September 30, 1997 was a $440,368 loan to one borrower secured by a commercial building located in Perry County, Missouri. The next largest lending relationship at September 30, 1997 was a $196,263 loan to one borrower secured by a farm located in Perry County, Missouri.
Both of these loans were current as of September 30, 1997.

      Loan Portfolio Composition. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.



                                              September 30,
                                        1997             1996            1995
                                   Amount Percent   Amount Percent   Amount Percent
                                                       (Dollars in Thousands)
Real Estate Loans:
 One- to four-family . . . .  .$11,844   81.5% $10,459   87.2%  $6,711  81.1%
 Multi-family. . . . . . . . .      64     .4       86     .7      108   1.3
 Commercial. . . . . . . . . .     726    5.0      248    2.1      257   3.1
 Construction or development     1,519   10.5      806    6.7      797   9.6
     Total real estate loans .  14,153   97.4   11,599   96.7    7,873  95.1
Other Loans:
 Consumer Loans:
  Deposit account. . . . . . .     382    2.6      396    3.3      405   4.9
     Total consumer loans. . .     382    2.6      396    3.3      405   4.9
     Total loans . . . . . . .  14,535  100.0%  11,995  100.0%   8,278 100.0%
Less:
 Loans in process. . . . . . . .   591             249             454
 Deferred fees and discounts .       9               3               4
 Allowance for losses. . . .        25              25              10
 Total loans receivable, net   $13,910         $11,718          $7,810


      Adjustable rate loans included in the loan portfolio amounted to $1,816,000 at
September 30, 1997.


      The following table sets forth certain information at September 30, 1997 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans.  The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.  Construction loans are automatically converted to permanent loans, and are included in the related real estate mortgage loans category.


                                Real Estate       Loans Secured by
                               Mortgage Loans(2)  Deposit Accounts     Total
                                           (Dollars in Thousands)
Due During Years Ending:
Within 1 year(1) . . . . . .    $       25         $382              $   407
After 1 year through 3 years . .        82          ---                   82
After 3 years through 5 years. .       190          ---                  190
After 5 years through 10 years .     1,123          ---                1,123
Beyond 10 years. . . . . . . .      12,733          ---               12,733
       Total gross loans . . . .   $14,153         $382              $14,535

   (1)  Includes demand loans and loans having no stated maturity.
   (2) Includes single and multi-family loans, construction, land and commercial loans.



      The following table sets forth the dollar amount of all real estate mortgage loans at September 30, 1997 due after September 30, 1998 which have fixed interest rates and adjustable interest rates.

                                              Real Estate
                                          Mortgage Loans(1)
                                       (Dollars in Thousands)
Fixed rate . . . . . . . . . . . . . . . . . . . $12,312
Adjustable rate. . . . . . . . . . . . . . . .     1,816
       Total gross loans . . . . . . . . . . . . $14,128

            (1)Includes single and multi-family loans, construction, land and commercial loans.

      One- to Four-Family Residential Real Estate Lending.  The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area.  At September 30, 1997, $11.8 million, or
81.5%, of the Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family residences.  Approximately 80% of these loans were located in the Bank's market area.

      At September 30, 1997, the Bank offered one- to four-family residential fixed rate loans with loan payments (amortization) based on a 20 year maturity, but with a loan term of 3 years.
Such loans aid the Bank in managing its interest rate sensitivity.  However, only a limited number of such loans have been originated by the Bank.  In prior years, the Bank originated fixed rate


 loans with terms to maturity up to 30 years and during fiscal 1997 offered fixed rate residential mortgage loans based on a 20 year maturity.  At September 30, 1997, the total balance of one- to four-family fixed rate loans was $10.1 million or 69.7% of the Bank's gross loan portfolio.

      The Bank also offers one- to four-family residential adjustable rate mortgages ("AMLs")
which are fully amortizing loans with contractual maturities of up to 20 years.  The interest rates on substantially all of the AMLs originated by the Bank are subject to adjustment  after the initial period at one year intervals.  The Bank's AML products generally carry interest rates which are reset to a stated margin over an independent index.  Increases or decreases in the interest rate of the Bank's AMLs are generally limited to 2% at any adjustment date and 6%
over the life of the loan.  The Bank's AMLs, do not contain prepayment penalties and do not produce negative amortization.  At September 30, 1997, the total balance of one- to four-family
AMLs was $1.7 million, or 11.8% of the Bank's gross loan portfolio.

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

      Residential mortgage loan originations derive from a number of sources, including real estate and mortgage broker referrals, existing borrowers and depositors, builders and walk-in customers.  Loan applications are accepted at the Bank's office.

      In the past, the Bank has purchased one- to four-family residential mortgage loans secured by property located outside its market area.  The loans purchased were reviewed by the
Bank prior to purchase for compliance with its own underwriting standards.  Some of these loans did, however, exceed the 80% loan-to-value-ratio requirement (but were covered by private mortgage insurance which reduced the Bank's exposure to no more than 80%).  The Bank's purchased loans are well-seasoned, since it has not purchased any such loans for at least five years.  The Bank's purchased residential mortgage loans have performed in a manner consistent with its originated loans.

      Multi-Family and Commercial Real Estate Lending.  The Bank has also engaged in a limited amount of multi-family and commercial real estate lending in its market area.
At


September 30, 1997, the Bank had $790,000, in its multi-family and commercial real estate loan portfolio.  The Bank does not currently purchase these types of loans.  These loans represented
5.4% of the Bank's gross loan portfolio.

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

      Construction Lending.  At September 30, 1997, the Bank had $1.5 million of construction and development loans.  Perry County offers loans to individuals for the construction of their residences as well as to builders principally for the construction of one- to four-family residences.  Currently, such loans are offered with fixed rates of interest.  Following the six month construction period, these loans may become permanent loans.

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

      Consumer Lending.  The Bank offers only consumer loans secured by deposit accounts.
At September 30, 1997, the Bank's consumer loan portfolio totalled $382,000 or 2.6% of the
Bank's gross loan portfolio.


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

      The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.


                                               Year Ended September 30,
                                              1997    1996    1995

                                                  (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family . . . . $   71   $   586  $  669
         Total adjustable-rate. . . . . . .     71       586     669
 Fixed rate:
  Real estate - commercial and development     238       400     ---
  Real estate - one- to four-family . . . .  4,996     4,813   2,568
  Non-real estate - consumer. . . . . . .      716       685     220
         Total fixed-rate . . . . . . . . .  5,950     5,898   2,788
         Total loans originated . . . . .   $6,021    $6,484  $3,457

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

      The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1997.


                                        Loans Delinquent For:                Total Loans Delinquent
                            60-89 Days          90 Days and Over       60 Days and Over
                                   Percent                  Percent                 Percent
                                   of Loan                  of Loan                 of Loan
                     Number Amount Category   Number Amount Category  Number Amount Category
                                               (Dollars in Thousands)

Real Estate:
  One- to four-family. . . . . ---    $---     ---%      1     $11    .09%     1      $11    .09%
     Total . . . . . . . . . . ---    $---     ---%      1     $11    .09%     1      $11    .09%


      Asset Quality.  The Bank currently concentrates its lending activity primarily on one- to four-family adjustable rate mortgage loans in Perry County, Missouri and has traditionally experienced low non-performing asset levels.  At September 30, 1997, the Bank had no non-
performing assets, which is below average for comparable institutions.  See "- Allowance for
Losses on Loans."

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



                                                              September 30,
                                                              1997  1996  1995
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family. . . . . . . . . . . . . . . . . .     $11   $---  $63
     Total . . . . . . . . . . . . . . . . . . . . . . .      11    ---   63
Total non-performing assets. . . . . . . . . . . . . . .     $11   $---  $63
Total as a percentage of total assets. . . . . . . . .       .01%    --% .08%


      Other Loans of Concern.  As of September 30, 1997 there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations.
On the basis of management's review of its assets, at September 30, 1997, the Bank had no assets classified as substandard.

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

      Although management believes that it uses the best information  available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance and no assurance can be made that future additions to the allowance will not be as large or larger than those in previous years.  At September 30, 1997, the Bank had a total allowance for losses on loans of $25,000, or .17% of total gross loans.  See Note 5 of the Notes to Consolidated
Financial Statements.

      The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                      Year Ended
                                                      September 30,
                                                       1997    1996     1995
                                                       (Dollars in Thouands)
Balance at beginning of period . . . . . . . . . . .  $ 25     $ 10     $ 10
Net charge-offs. . . . . . . . . . . . . . . . . . .   ---      ---      ---
Additions charged to operations. . . . . . . . . . .   ---       15      ---
Balance at end of period . . . . . . . . . . . . . .  $ 25     $ 25     $ 10
Ratio of net charge-offs during the period to
 average loans outstanding during the period           ---%     ---%     ---%
Ratio of net charge-offs during the period to
 average non-performing assets . . . . . . . . . . .   ---%     ---%     ---%


      The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                              September 30,
                               ---- 1997 -----  -- 1996 ----     1995

                                       (Dollars in Thousands)

                          (1)   (2)    (3)   (1)    (2)   (3)    (1)   (2)   (3)
One- to four-family      $ 25   81.5%  .21%  $ 25  87.2%  .24%  $ 10   81.1% .15%
Multi-family . . . . .    ---     .4   ---   ---     .7   ---    ---    1.3  ---
Commercial real estate    ---    5.0   ---   ---    2.1   ---    ---    3.1  ---
Construction or
  development. .          ---   10.5   ---   ---    6.7   ---    ---    9.6  ---
Consumer . . . . .        ---    2.6   ---   ---    3.3   ---    ---    4.9  ---
Unallocated               ---    ---   ---   ---    ---   ---    ---    ---  ---
      Total. . . . .     $ 25  100.0% .21%   $ 25 100.0%  .24%  $ 10  100.0% .15%




(1) Amount of Loan Loss Allowance
(2) Percentage of Loans in Each Category to Total Gross Loans
(3) Percent of Allowance to Gross
      Loans in Each Category


Investment Activities

      Perry County must maintain minimum levels of investments that qualify as liquid assets under OTS regulations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, the
Bank has generally maintained its liquid assets above the minimum requirements imposed by the
OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  As of September 30, 1997, the
Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 22%  See "Regulation - Liquidity."

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



      A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments.  The Bank did not hold any CMOs at September 30, 1997.  The Bank does not anticipate purchasing significant amounts of CMOs in the future.

      Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank.  In general, mortgage-
backed securities issued or guaranteed by FNMA and FHLMC and certain AA-rated mortgage-
backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA and the SBA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50%
to 100% for whole residential mortgage loans.  These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

      Investment Securities.  At September 30, 1997, the Company and Bank's investment securities (including a $602,000 investment in the common stock of the FHLB of Des Moines)
totalled $36.0 million, or 42.8% of its total assets.  It is the Bank's general policy to purchase
U.S. Government securities and federal agency obligations and other investment securities.  See
Note 3 of the Notes to Consolidated Financial Statements.

      OTS regulations restrict investments in corporate debt and equity securities by the Bank.
These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totalled $1.9 million as of September 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral.  At September 30, 1997, the Bank was in compliance with this regulation.  See "Regulation - Federal Regulation of Savings
Associations" for a discussion of additional restrictions on the Bank's investment activities.



      The following table sets forth the composition of the Company's and Bank's investment and mortgage-backed securities at the dates indicated.


                              September 30,
                                  1997            1996       1995
                              Carrying  % of    Carrying  % of   Carrying  % of
                               Value   Total     Value    Total   Value    Total

                                         (Dollars in Thousands)
Debt securities:
 U.S. government securities    $   ---    ---% $ 4,003   11.5% $ 7,491    22.8%
 Federal agency obligations     35,411   98.3   30,309   86.8   24,415    74.4
   Subtotal                     35,411   98.3   34,312   98.3   31,906    97.2
Equity securities:
  Asset management fund. . . .     ---    ---      ---    ---      322     1.0
  FHLB stock . . . . . . . . .     602    1.7      602    1.7      590     1.8
     Subtotal. . . . . . . . .     602    1.7      602    1.7      912     2.8
     Total debt and equity
       securities              $36,013  100.0% $34,914  100.0% $32,818   100.0%
Other interest-earning assets:
  Interest-bearing deposits
     with banks                $ 2,346  100.0% $ 3,081  100.0% $ 3,429   100.0%
     Total . . . . . . . . . . $ 2,346  100.0% $ 3,081  100.0% $ 3,429   100.0%
Mortgage-backed securities:
  GNMA . . . . . . . . . . . . $16,222   53.0% $13,348   44.8% $14,477    46.4%
  FNMA . . . . . . . . . . . .  10,074   32.9    7,879   26.4    5,264    16.9
  FHLMC. . . . . . . . . . . .   4,335   14.1    8,088   27.1   10,937    35.1
  CMOs . . . . . . . . . . . .     ---    ---      504    1.7      512     1.6
     Total mortgage-backed
        securities             $30,631  100.0% $29,819  100.0% $31,190  100.0%


    The composition and maturities of the investment securities portfolio, excluding FHLB stock and other equity securities, are indicated in the following table.


                                   September 30, 1997
                        Less Than  1 to 5   5 to 10   Over      Total Investment
                         1 Year     Years    Years    10 Years    Securities
                       Carrying    Carrying Carrying  Carrying   Market   Amortized
                         Value      Value   Value     Value      Value      Cost
                                      (Dollars in Thousands)
Federal agency
  obligations available-
  for-sale . . .          $2,485   $4,665   $8,271  $19,990   $35,411  $35,558

Weighted average yield      5.15%    5.31%    7.06%    7.69%     7.05%


      The Company and the Bank's investment securities portfolio at September 30, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S.
government, or its agencies.

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

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  The Bank currently offers competitive rates on longer term certificates of deposit, the result of which is designed to extend the maturity of its liabilities.  The Bank believes that this will have a positive effect on its results of operations, both for asset/liability management purposes and in the event market rates of interest increase.

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

      The following table sets forth the savings flows at the Bank during the periods indicated.

                                            Year Ended September 30,
                                             1997      1996      1995
                                                  (In Thousands)
Opening balance. . . . . . . . . . . . . .$62,712  $ 60,178   $ 61,296
Deposits . . . . . . . . . . . . . . . . . 33,795    34,932     37,717
Withdrawals. . . . . . . . . . . . . . . .(37,673)  (34,669)   (40,838)
Interest credited. . . . . . . . . . . .    2,237     2,271      2,003
Ending balance . . . . . . . . . . . . . .$61,071  $ 62,712   $ 60,178
Net increase (decrease). . . . . . .   .  $(1,641) $  2,534   $ (1,118)

Percent increase (decrease). . . . . . . . .(2.62)%    4.21%     (1.86)%

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.


                                                 September 30,
                                         1997           1996         1995
                                          Percent           Percent            Percent
                                    Amount  of Total   Amount of Total  Amount   of Total

                                               (Dollars in Thousands)
Transactions and Savings Deposits:

Noninterest Bearing NOW Accounts    $   177    .3% $   117    .2% $    82    .1%
NOW Accounts 2.25% . . . . . . . .    3,303   5.4    3,209   5.1    2,829   4.7
Passbook Accounts 2.75%. . . . . .    4,182   6.9    4,402   7.0    4,380   7.3
Money Market Accounts 4.65%, 4.02%
 and 4.63% . . . . . . . . . . . .    7,349  12.0    8,380  13.4    8,673  14.4
Total Non-Certificates . . . . . .   15,011  24.6   16,108  25.7   15,964  26.5

Certificates:
 2.00 -  4.00% . . . . . . . . . .      215    .3      509    .8    3,140   5.2
 4.01 -  6.00% . . . . . . . . . .   30,351  49.7   40,254  64.2   29,705  49.4
 6.01 -  8.00% . . . . . . . . . .   15,494  25.4    5,841   9.3   11,356  18.9
 8.01 - 10.00% . . . . . . . . . .      ---   ---      ---   ---       13   ---

Total Certificates . . . . . . . .   46,060  75.4   46,604  74.3   44,214  73.5%

Total Deposits . . . . . . . . . .  $61,071 100.0% $62,712 100.0% $60,178 100.0%



      The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1997.

                                2.00-      4.01-     6.01-            Percent
                                4.00%      6.00%     8.00%  Total    of Total
                                      (Dollars in Thousands)

Certificate accounts
   maturing
  in year ending    :
September 30, 1998. . . . . .   $215     $22,095  $14,495  $36,805    79.9%
September 30, 1999. . . . . . .  ---       4,944      414    5,358    11.6
September 30, 2000. . . . . . .  ---       2,692      495    3,187     6.9
September 30, 2001. . . . . . .  ---         391       90      481     1.1
September 30, 2002. . . . . . .  ---         229      ---      229      .5
   Total. . . . . . . . . . . . $215     $30,351  $15,494  $46,060   100.0%
   Percent of total . . . . . .   .5%       65.9%    33.6%   100.0%



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

      There were $6.5 million of advances from FHLB of Des Moines outstanding as of
September 30, 1997.

      The following table sets forth the maximum month-end balance and average balance of
FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                             Year Ended September 30,
                                                  1997    1996    1995
(Dollars in Thousands)
Maximum Balance:
  FHLB advances. . . . . . . . . . . . . . .    $6,500   $2,500   $500
Average Balance:
  FHLB advances. . . . . . . . . . . . . . . .  $3,346   $  984   $269

      The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                      September 30,
                                                    1997    1996    1995
                                                    (Dollars in Thousands)

FHLB advances. . . . . . . . . . . . . . . . . .   $6,500  $2,500  $ ---
     Total borrowings. . . . . . . . . . . . . .   $6,500  $2,500  $ ---
Weighted average interest rate of FHLB advances.      6.0%    6.0%   ---%

Subsidiary and Other Activities

      As a federally chartered savings association, Perry County is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries.  The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 1997, Perry County had no subsidiaries.


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

      Federal Regulation of Savings Associations.  The OTS has extensive authority over the operations of savings associations.  As part of this authority, Perry County is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.
The last regular OTS examination of Perry County was as of January 30, 1997.  All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

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

      Perry County's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 1997, Perry County's lending limit under this restriction was $1.9 million.  Perry County is in compliance with the loans-to-one-borrower limitation.



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

      The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories, based upon their level of capital and supervisory evaluation.  Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-
weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-
based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium.  Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

      In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996.  The Company's special assessment, which was approximately $393,000, was paid in November 1996, but accrued for the fiscal year ended September 30, 1996.  Effective January 1, 1997, the premium schedule for
BIF and SAIF insured institutions ranged from 0 to 27 basis points.  However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each
$100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits.  The assessment for SAIF-insured institutions  is expected to be reduced to 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment.  These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.


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

      The capital regulations require tangible capital of at least 1.5% of adjusted total assets
(as defined by regulation).  Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.
At September 30, 1997, Perry County did not have any intangible assets.

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

      At September 30, 1997, Perry County had tangible capital of $12.9 million, or 15.9%
of adjusted total assets, which is approximately $11.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

      The capital standards also require core capital equal to at least 3% of adjusted total assets.  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.  At September 30, 1997, Perry County had no intangibles which were subject to these tests.

      At September 30, 1997, Perry County had core capital equal to $12.9 million, or 15.9%
of adjusted total assets, which is $10.5 million above the minimum leverage ratio requirement of 3% as in  effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for


 concentration of credit risk and the risk of non-traditional activities.  At
September 30, 1997, Perry County was in compliance with this requirement.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital.  Such exclusions consist of equity investments (as defined by regulation)
and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-
value ratio and reciprocal holdings of qualifying capital instruments.  Perry County had no such exclusions from capital and assets at September 30, 1997.

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

      At September 30, 1997, Perry County had total capital of $13.0 million and risk-weighted assets of $17.7 million; or total capital of 73.2% of risk-weighted assets.  This amount was
$11.6 million above the 8% requirement in effect on that date.

      The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an "undercapitalized association"
(generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-
based capital ratio or an 8% risk-based capital ratio).  Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.


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

      In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least
1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings.  Penalties may be imposed upon associations for violations of either liquid asset ratio requirement.  At September 30, 1997, Perry County was in compliance with both requirements, with an overall liquid asset ratio of 24%.

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

      Qualified Thrift Lender Test.  All savings associations, including Perry County, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio assets
(as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  Such assets primarily consist of residential housing related loans and investments.  At September 30, 1997, Perry County met the test and has always met the test since its effectiveness.

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

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA.  Due to the heightened attention being given to the CRA in the past few years, Perry County may be required to devote additional funds for investment and lending in its local community.  Perry
County was examined for CRA compliance in 1997 and received a rating of "Satisfactory."

      Transactions with Affiliates.  Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital.  Affiliates of Perry County include the Company and any company which is under common control with Perry County.  In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank Company or acquire the securities of most affiliates.  Perry County's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

      Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts
(primarily checking, NOW and Super NOW checking accounts).  At September 30, 1997, Perry
County was in compliance with these reserve requirements.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.  See "--Liquidity."

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


      As a member, Perry County is required to purchase and maintain stock in the FHLB of
Des Moines.  At September 30, 1997, Perry County had $602,000 in FHLB stock, which was in compliance with this requirement.

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

Employees

      The Bank had eight full-time employees and two part-time employees as of September
30, 1997, none of whom was represented by a collective bargaining agreement.  The Bank believes that it enjoys good relations with its personnel.  There are no executive officers of the
Company and the Bank who are not directors.

Item 2.      Description of Properties

      The following table sets forth the location and certain additional information regarding the Bank's office at September 30, 1997.  The office is owned by the Bank.  At September 30,
1997, the Bank's premises and equipment had an aggregate net book value of $287,000.



                                                         Net Book Value
                                  Year      Square        of Premises and
                                 Opened     Footage       Equipment
Office:
  14 North Jackson Street
  Perryville, Missouri            1957       4,780          $287,000


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

Item 4.      Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended September 30, 1997.


                                      PART II



Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters

      Page 1 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation

      Pages 3 through 9 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


Item 7.      Financial Statements

      The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1997, is incorporated by reference in this Annual Report on
Form 10-KSB as Exhibit 13.

                                                                      Pages in
                                                                      Annual
                                                                      Report
Annual Report Section
Report of Independent Auditors . . . . . . . . . . . . . . . . . . .  10
Consolidated Balance Sheets as of September 30, 1997 and 1996. . . .  11
Consolidated Statements of Earnings for the Years Ended September 30,
 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .  12
Consolidated Statements of Stockholders' Equity for
 Years Ended September 30, 1997, 1996 and 1995 . . . . . . . . . . .  13
Consolidated Statements of Cash Flows for Years Ended September 30,
 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .  14
Notes to Consolidated Financial Statements . . . . . . . . . . . . .  15 to 30


      With the exception of the aforementioned information, the Company's Annual Report to
Stockholders for the year ended September 30, 1997, is not deemed filed as part of this Annual
Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


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

Executive Officers

      Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in January 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, with the exception of a late filing by Director S. Rozier of his initial Form 3, which omission was subsequently corrected.

Item 10.    Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.



Item 11.    Security Ownership of Certain Beneficial
            Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders
to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.    Exhibits and Reports on Form 8-K

            (a)  Exhibits



                                              Reference             Sequential
                                                  to               Page Number
                                                 Prior          Where Attached
                                                Filing           Exhibits are
Regulation                                    or Exhibit         Located in
S-B                                              Number             This
Exhibit                                        Attached           Form 10-KSB
Number            Document                     Hereto              Report

3(i)     Articles of Incorporation, including
         amendments thereto                        *             Not applicable
3(ii)    By-Laws                                   *             Not applicable
4        Instruments defining the rights of
         security holders, including
         debentures                                *             Not applicable
9        Voting Trust Agreement                 None             Not applicable
10       Executive Compensation Plans and
         Arrangements
         (a) Employment Contract between
             Leo J. Rozier and the Bank            *             Not applicable
         (b) 1995 Stock Option and Incentive
             Plan                                  *             Not applicable
         (c) Recognition and Retention Plan        *             Not applicable
11       Statement re: computation of per share
         earnings                               None             Not applicable
13 Annual Report to Security Holders              13
16 Letter re:  change in certifying accountants   **             Not applicable
18 Letter re:  change in accounting principles  None             Not applicable
21 Subsidiaries of Registrant                     21
22 Published report regarding matters
     submitted to vote of security holders      None             Not applicable
23 Consents of Experts and Counsel                23
24 Power of Attorney                         Not required        Not applicable
27 Financial Data Schedule                        27
28 Information from reports furnished to state
   insurance regulatory authorities             None             Not applicable
99 Additional Exhibits                          None             Not applicable



________________
*  Filed as exhibits to the Company's Form S-1 registration statement filed on October 4, 1994 (File No.
   33-84786) of the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Form 8-K filed on August 23, 1995 (File No. 0-25088).

      (b)  Reports on Form 8-K

      There were no Form 8-Ks filed by the Registrant in fiscal 1997.


                                    SIGNATURES


      In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PERRY COUNTY FINANCIAL CORPORATION


Date:  December 29, 1997              By:   /s/ Leo J. Rozier
                                            Leo. J. Rozier
                                            (Duly Authorized Representative)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:    /s/ Leo J. Rozier              By:    /s/ James K. Young
      Leo J. Rozier, Chairman of the        James K. Young, Director,
        Board, President and Chief                Secretary and Acting Controller
        Executive Officer                   (Chief Financial and Accounting
       (Principal Executive and Operating          Officer)
        Officer)

Date:  December 29, 1997              Date:  December 29, 1997


By:    /s/ Stephen C. Rozier          By:    /s/ Milton A. Vogel
      Stephen C. Rozier, Director,          Milton A. Vogel, Director
      Assistant Vice President and
      Assistant Secretary

Date:  December 29, 1997              Date:  December 29, 1997



By:    /s/ Thomas L. Hoeh
      Thomas L. Hoeh, Director


Date:  December 29, 1997


Business of the Company and the Bank

On November 23, 1994 Perry County Savings Bank converted its charter to a federally chartered savings bank and changed its name to Perry County Savings Bank, FSB (Bank).  On
February 10, 1995, Perry County Savings Bank, FSB converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Perry
County Financial Corporation (Company).  The Company issued 856,452 shares of common stock at $10 per share in conjunction with the offering.  Net proceeds from the sale of common stock in the offering were $7,267,041, after deduction of conversion costs of
$612,319, and unearned compensation related to shares issued to the Employee Stock
Ownership Plan (ESOP).  The Company retained 50% of the net conversion proceeds, less the funds used to originate a loan to the ESOP for the purchase of shares of common stock, and used the balance of the net proceeds to purchase all of the stock of the Bank in the conversion.

The Company has no significant assets other than common stock of the Bank, and the loan to the ESOP, and net proceeds retained by the Company following the conversion.  The
Company's principal business is the business of the Bank.  The Bank's deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF),
which is administered by the Federal Deposit Insurance Corporation (FDIC). The Bank's
primary business, as conducted through its office located in Perryville, Missouri, is the origination of mortgage loans secured by one- to four-family residences located primarily in
Perry County.  Lending activities are funded through attraction of deposit accounts, consisting of certificate accounts, money-market deposit accounts, savings accounts and NOW accounts.  To a lesser extent, the Bank also originates mortgage loans on commercial real estate, construction loans on single-family residences and commercial properties, and loans secured by deposit accounts.

Common Stock

The common stock of Perry County Financial Corporation is traded on the NASDAQ Small Cap
Market under the symbol "PCBC".  The following table sets forth the market price and dividend information on the Company's common stock:



Quarter Ended          High          Low          Dividend
March 31, 1995       $15.250      $12.375           $.00
June 30, 1995        $15.750      $14.000           $.00
September 30, 1995   $17.250      $14.875           $.00

December 31, 1995    $19.750      $17.750           $.00
March 31, 1996       $18.750      $17.750           $.30
June 30, 1996        $17.500      $16.000           $.00
September 30, 1996   $18.500      $17.250           $.00

December 31, 1996    $17.500      $17.000           $.00
March 31, 1997       $22.000      $17.500           $.40
June 30, 1997        $20.750      $19.000           $.00
September 30, 1997   $21.250      $20.875           $.00


Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions.  Restrictions on dividend payments are described in note 10 of the Notes to Consolidated Financial
Statements.

As of December 1, 1997, the Company had approximately 400 stockholders of record (which includes nominees for beneficial owners holding shares in "street name").

                               Selected Financial Highlights

Financial Condition Data:
                                                     At September 30,
                                        1997     1996      1995      1994     1993
                                                          (Dollars in Thousands)
  Assets                             $ 84,135    81,149    76,421   69,914    68,818
  Cash and cash equivalents and
    securities                       $ 38,565    38,150    36,377   31,841    23,620
  Mortgage-backed securities         $ 30,631    29,819    31,190   31,200    38,457
  Loans receivable, net              $ 13,910    11,718     7,810    5,813     5,780
  Deposits                           $ 61,071    62,712    60,178   61,296    61,602
  Advances from FHLB                 $  6,500     2,500     -          500      -
  Stockholders' equity(1)            $ 16,049    15,072    15,683    7,613     6,965

Full service offices open                   1         1         1        1         1


Operating Data:
                                              For the Year Ended September 30,
                                         1997     1996      1995      1994     1993
                                                      (Dollars in Thousands)
  Interest income                     $  5,533     5,295     4,839    4,320     4,712
  Interest expense                      (3,239)   (3,121)   (2,859)  (2,374)   (2,695)
    Net interest income                  2,294     2,174     1,980    1,946     2,017
  Provision for loan losses               -          (15)    -         -         -
    Net interest income after
      provision for loan losses          2,294     2,159     1,980    1,946     2,017
  Noninterest income                       170       145        50       30        34
  Noninterest expense                     (889)   (1,552)     (862)    (764)     (743)
    Earnings before income taxes and
      cumulative effect of change in
      accounting principle               1,575       752     1,168    1,212     1,308
  Income taxes                            (600)     (296)     (432)    (452)     (453)
    Earnings before cumulative effect
      of change in accounting
      principle                            975       456       736      760       855
  Cumulative effect of change
    in accounting principle               -         -        -         (112)     -
  Net earnings                        $    975       456       736      648       855

  Earnings per share                  $   1.27       .57     (2)       -         -

  Dividends per share                 $    .40       .30       .00     -         -



(1)Stockholders' equity at September 30, 1997, 1996 and 1995 includes $7,267,041 from the net proceeds of the sale of common stock in connection with the conversion from a mutual to stock institution and formation of a holding company.

(2)Earnings per share is not meaningful since common stock was issued on February 10, 1995.

                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations


The business of the Bank has been that of a financial intermediary consisting primarily of attracting deposits from the general public and using such deposits to originate mortgage loans secured by one-
to four-family residences and, to a lesser extent, commercial real estate loans, real estate construction loans and loans secured by deposit accounts.  The Bank's revenues are derived principally from interest earned on loans, investments, and mortgage-backed securities (MBSs).  The operations of the Bank are influenced significantly by general economic conditions and by policies of financial institution regulatory agencies, including the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation
(FDIC).  The Bank's cost of funds is influenced by interest rates on competing investments and general market interest rates.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

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

Asset and Liability Management and Market Risk

The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on MBSs, loans and securities and the average rate paid on deposits and advances from the Federal Home Loan Bank (FHLB), as well as the relative amounts of such assets and liabilities.
The Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest-
bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes.  Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk.  The Bank is subject to interest rate risk.  Quantitative and qualitative disclosures about market risk are discussed in the following paragraphs.

The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has an exposure to interest rate risk, including short-term U.S.
prime interest rates.  The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.  In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates.  Such strategies include the purchase of short and intermediate term securities and adjustable rate mortgage backed securities.  Although the Bank has originated adjustable rate mortgage loans
(AMLs) in the past, during the year ended September 30, 1997, the Bank originated primarily 20-year, fixed rate loans.  Management does not anticipate that either financial objectives, strategies or instruments used to reduce its interest rate risk exposure will change significantly in the near future.

Asset/liability management in the form of structuring cash instruments provides greater flexibility to adjust exposure to interest rates.  During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities.  This posture allows the Bank to benefit quickly from declines in interest rates.  Likewise, offering more competitive rates on long-term deposits during low interest rate periods allows the Bank to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions.  This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates.
NPV is the present value of the expected net cash flows from the institution's financial instruments
(assets, liabilities and off-balance sheet contracts).  Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.  Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding
2% of the present value of its assets.  This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest-earning assets and interest-
bearing liabilities that mature or reprice within a specific time period).

The following table sets forth as of September 30, 1997 the OTS estimated changes in fair value of equity based on the indicated interest rate environments:


         Change                                                           NPV as % of PV
    (In Basis Points)                 Estimated Net Portfolio Value           of Assets
    in Interest Rates              $ Amount   $ Change   % Change     NPV Ratio  BP Change
                                   (Dollars in Thousands)
         +400                     $   7,208  $  (8,157)      (53)%        9.71%      (861)
         +300                         9,254     (6,111)      (40)%       12.08%      (624)
         +200                        11,348     (4,017)      (26)%       14.35%      (397)
         +100                        13,421     (1,944)      (13)%       16.46%      (186)
            0                        15,365                              18.32%
         (100)                       17,041      1,676        11 %       19.83%       151
         (200)                       18,345      2,980        19 %       20.94%       262
         (300)                       19,671      4,306        28 %       22.02%       370
         (400)                       21,286      5,921        39 %       23.31%       499

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Average Balances, Interest and Average Yields and Rates

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                  Year Ended September 30,
                                  1997                   1996                  1995
                                          Average               Average                Average
                           Average         Yield/Average         Yield/ Average         Yield/
                           BalanceInterest Cost  Balance Interest Cost   BalanceInterest Cost
                                                    (Dollars in thousands)
Interest-earning assets:
Loans receivable        $ 12,729  1,014   7.97%  9,825     779   7.93%  6,829    536    7.84%
Mortgage-backed
 securities               29,451  1,989   6.75% 31,267   2,248   7.19% 30,688  2,141    6.98%
Securities                33,479  2,294   6.85% 33,619   2,122   6.31% 30,791  1,890    6.14%
FHLB stock                   602     42   7.00%    599      43   7.25%    590     44    7.38%
Other interest
 -earning assets           3,875    194   5.00%  2,381     103   4.31%  4,096    228    5.58%
 Total interest
-earning assets           80,136  5,533   6.90% 77,691   5,295   6.82% 72,994  4,839    6.63%

Interest-bearing
  liabilities:
Savings deposits           4,308    118   2.74%  4,490     123   2.74%  5,438    145    2.67%
Demand and MMDA deposits  11,501    402   3.49% 11,719     426   3.63% 10,874    444    4.08%
Certificate accounts      45,983  2,520   5.48% 45,338   2,512   5.54% 44,582  2,254    5.05%
Advances from FHLB         3,346    199   5.95%    984      60   6.06%    269     16    5.95%
 Total interest-bearing
    liabilities         $ 65,138  3,239   4.97% 62,531   3,121   4.99% 61,163  2,859    4.67%

Net interest income
 before provision for
 loan losses            $         2,294                  2,174                 1,980

Interest rate spread                      1.93%                  1.83%                  1.96%

Net earning assets      $ 14,998                15,160                 11,831

Net yield on average
interest-earning assets                   2.86%                  2.80%                  2.71%

Ratio of average
 interest-earning
 assets to average
 interest- bearing
 liabilities              123.02%               124.24%                119.34%

Rate/Volume Analysis


The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in volume (changes in volume multiplied by prior year's rate), rates (changes in rate multiplied by prior year's volume) and rate/volume (changes in rate multiplied by the changes in volume).

                                                 Year Ended September 30,
                                  1997  vs.  1996                   1996  vs.  1995
                                Increase (Decrease) Due To       Increase (Decrease) Due To
                                           Rate/                             Rate/
                        Volume     Rate  Volume    Total  Volume     Rate  Volume    Total
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable      $ 230        4        1     235     235        6       2      243
  Mortgage-backed
    securities           (131)    (136)       8    (259)     41       65       1      107
  Securities               (8)     181       (1)    172     174       53       5      232
  FHLB stock             -          (1)   -          (1)      1       (1)   -        -
  Other interest-
    earning assets         65       16       10      91     (96)     (52)     22     (126)
  Total interest-
    earning assets        156       64       18     238     355       71      30      456

Interest expense:
  Deposits                 12      (33)   -         (21)     31      185       2      218
  Advances from FHLB      143       (1)      (3)    139      42     -          1       43
  Total interest-
   bearing liabilities $  155      (34)      (3)    118      73      185       3      261

Net interest income    $                            120                               195



Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, advances from the Federal Home Loan Bank and net earnings.  The Bank has an agreement with the
FHLB of Des Moines to provide cash advances, should the Bank need additional funds.  For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings.  The minimum level of liquidity required by regulation is presently 5%.  The
Bank's liquidity ratio at September 30, 1997, was substantially higher than the required ratio.  The Bank maintains a higher level of liquidity than required by regulation as a matter of management philosophy in order to more closely match interest-sensitive assets with interest-sensitive liabilities.  The Bank has
$36.8 million in certificates due within one year and $15.0 million in other deposits without specific maturity at September 30, 1997.  Management estimates that most of the deposits will be retained or replaced by new deposits.

Total assets increased from $81.1 million at September 30, 1996 to $84.1 million at September 30,
1997.  Loans receivable, net increased as the Bank continued to promote loan originations in the Bank's market area.  Accrued interest on securities and mortgage-backed securities decreased due to the timing of interest receipts.  Advances from the Federal Home Loan Bank of Des Moines were used to fund loan growth.  Other liabilities decreased due to the payment of the SAIF assessment recognized in 1996.

During 1997, treasury stock of the Company increased by $431,000.  The Company repurchased
46,080 shares of common stock in the open market at an average price of $17.41 per share.  Of such shares, 21,411 shares were issued upon the exercise of stock options at $19.00 per share.  While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company.  Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank's customers.  Commitments at September 30, 1997 to originate mortgage loans and fund loans in process were $662,515.  Loan commitments expire in 180 days or less.

Results of Operations

          Comparison of the Years Ended September 30, 1997 and September 30, 1996

Net Earnings
Net earnings for the year ended September 30, 1997 were $975,000 compared with $457,000 for the year ended September 30, 1996.  The primary reason for the increase relates to expense of $393,000 in 1996 for the special assessment for recapitalization of the Savings Association Insurance Fund
(SAIF).  In addition, noninterest expense also decreased substantially due to lower compensation expense, lower cost of management recognition plan (MRP), lower SAIF deposit insurance premium and other expenses related to operating as a public company.  Net earnings also reflect higher net interest income, higher net gain on sale of securities and mortgage-backed securities (MBS).

Net Interest Income
Net interest income increased from $2.2 million for 1996 to $2.3 million in 1997.  The interest rate spread increased from 1.83% for 1996 to 1.93% for 1997.  Interest income for 1997 was $5.5 million compared with $5.3 million for 1996.  The weighted-average yield on interest-earning assets increased from 6.82% for 1996 to 6.90% for 1997.  Average interest-earning assets also increased from $77.7 million for 1996 to $80.1 million for 1997.  Interest on loans receivable increased largely as a result of higher average loans outstanding for 1997.  Management has placed renewed emphasis on origination of loans, primarily fixed-rate loans.  Interest on MBSs decreased due to a lower average yield and balance.  Interest on securities increased due to a higher yield.  Interest on other interest-earning assets increased as a result of a higher balance and yield.  Components of interest-earning assets change from time to time based on the availability, interest rates and other terms of loans, investment and MBSs.  Interest expense increased largely due to a higher average balance of FHLB advances.  The weighted-average rate on interest-bearing liabilities decreased from 4.99% for 1996 to 4.97% for
1997.

Provision for Loan Losses
Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.  Management also considers other factors relating to the collectibility of the Bank's loan portfolio.  For the year ended
September 30, 1996 the Bank established a provision for loan losses of $15,000.  No provision was recorded in 1997.  There were no non-accrual loans at September 30, 1996 compared to $11,000 at
September 30, 1997.

Noninterest Income
Noninterest income increased from $145,000 for 1996 to $170,000 for 1997.  The Bank recognized a gain on sale on investment in a data processing center of $18,000 in 1996.  Net gains on sales of securities and MBS amounted to $135,000 in 1997 compared to $96,000 in 1996.  Gains on sales of assets are not stable sources of income and there is no assurance that the Company will generate such gains in the future.

Noninterest expense
Noninterest expense decreased from $1,552,000 for 1996 to $889,000 for 1997.  Legislation to
recapitalize the SAIF resulted in a charge of $393,000 in 1996.  Compensation and benefits decreased due to slightly lower salaries and substantially lower stock benefit plan expenses under the Management recognition plan (MRP).  MRP expense for the year ended September 30, 1997 was $78,000.  MRP expense for the year ended September 30, 1996 was $218,000, including $145,000 for accelerated vesting of shares upon the death of Mrs. Patricia Rozier.  The Employee Stock Ownership Plan (ESOP)
expense was $80,000 and $87,000 for 1996 and 1997, respectively.  ESOP expense is affected by changes in the market price of the Company's stock and MRP expense is affected by accelerated vesting of shares under the terms of the related plans.  SAIF deposit insurance premium decreased as a result of a substantially lower assessment rate.  Recurring SAIF premiums are expected to be 6.4 basis points of assessable deposits.  Professional fees decreased due principally to initial costs associated with establishment of stock benefit plans in 1996.

Income Taxes
Income taxes increased due to higher earnings before income taxes.

          Comparison of the Years Ended September 30, 1996 and September 30, 1995

Net Earnings
Net earnings for the year ended September 30, 1996 were $456,000 compared with $736,000 for the year ended September 30, 1995.  The primary reason for the decrease relates to expense of $393,000 for the special assessment for recapitalization of the Savings Association Insurance Fund (SAIF).  In
addition, noninterest expense also increased substantially due to the cost of stock benefit plans and other expenses related to operating as a public company.  Net earnings also reflect higher net interest income, gain on sale of securities and mortgage-backed securities (MBS) totaling $96,000, and a gain on the sale of the Bank's interest in a data processing bureau.

Net Interest Income
Net interest income increased from $2.0 million for 1995 to $2.2 million in 1996.  Although the interest rate spread decreased from 1.96% for 1995 to 1.83% for 1996, the ratio of average interest-earning assets to average interest-bearing liabilities increased from 119.34% in 1995 to 124.24% in 1996.
Interest income for 1996 was $5.3 million compared with $4.8 million for 1995.  The weighted-average yield on interest-earning assets increased from 6.63% for 1995 to 6.82% for 1996.  Average interest-
earning assets also increased from $73.0 million for 1995 to $77.7 million for 1996.  Interest on loans receivable increased largely as a result of higher average loans outstanding for 1996.  Interest on mortgage-backed securities increased due to a higher average yield and a higher balance.  Interest on securities increased due to a higher balance and yield.  Interest on other interest-earning assets decreased as a result of a lower balance and yield.  Interest expense increased largely due to higher interest rates and also to an increase in the average deposit and FHLB advance balances.  The weighted-average rate on interest-bearing liabilities increased from 4.67% for 1995 to 4.99% for 1996.

Provision for Loan Losses
Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to provide for loan losses based on prior loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.  Management also considers other factors relating to the collectibility of the Bank's loan portfolio.  For the year ended
September 30, 1996 the Bank established a provision for loan losses of $15,000.  No provision was recorded in 1995.  There were no non-accrual loans at September 30, 1996 compared to $63,000 at
September 30, 1995.

Noninterest Income
Noninterest income increased from $50,000 for 1995 to $145,000 for 1996.  The Bank recognized a patronage dividend of $23,000 from its investment in a data processing service bureau in 1995, and a gain on sale of the center of $18,000 in 1996.  Gains on sales of securities and MBS amounted to
$96,000 in 1996, with no such gains in 1995.  Gains on sales of assets are not stable sources of income and there is no assurance that the Company will generate such gains in the future.

Noninterest expense
Noninterest expense increased from $862,000 for 1995 to $1,552,000 for 1996.  Legislation to
recapitalize the SAIF resulted in a charge of $393,000 in 1996.  Compensation and benefits increased as a result of the implementation of a management recognition plan (MRP) similar to plans of other publicly traded thrift institutions, upon approval of the stockholders of the Company in January, 1996.
MRP expense for the year ended September 30, 1996 was $217,807, including $145,000 for accelerated vesting of shares upon the death of Mrs. Patricia Rozier.  The Employee Stock Ownership
Plan (ESOP) expense was $75,900 and $80,455 for 1995 and 1996, respectively.  ESOP expense is affected by changes in the market price of the Company's stock and MRP expense is affected by accelerated vesting of shares under the terms of the related plans.  Professional and supervisory fees, as well as other expenses, increased due principally to costs associated with operating as a public company, including Missouri franchise fee, NASDAQ fees, annual report printing and registrar fees.

Income Taxes
Income taxes decreased due to lower earnings before income taxes.

Impact of Inflation
The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operations of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.  In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

                    *** START OF ANNUAL REPORT SECTION INDEX***

                              MICHAEL TROKEY & COMPANY, P.C.
                               CERTIFIED PUBLIC ACCOUNTANTS
                                    10411 CLAYTON ROAD
                                   ST. LOUIS, MO  63131
                                      (314) 432-0996






Report of Independent Auditors

The Board of Directors
Perry County Financial Corporation
Perryville, Missouri

We have audited the accompanying consolidated balance sheets of Perry County Financial Corporation and subsidiary (Company), as of September 30, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997.  These consolidated financial statements are the responsibility of the
Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perry County Financial Corporation and subsidiary as of September
30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                        MICHAEL TROKEY & COMPANY, P.C.

St. Louis, Missouri
December 5, 1997




                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                Consolidated Balance Sheets

                                September 30, 1997 and 1996


      Assets                                                         1997         1996
Cash and cash equivalents                                     $   2,552,167     3,236,497
Securities available for sale, at market value (amortized
  cost of $35,557,757 and $34,972,835)                           35,411,629    34,312,495
Federal Home Loan Bank Stock                                        601,500       601,500
Mortgage-backed securities available for sale, at market
  value (amortized cost of $30,499,492 and $30,016,120)          30,631,091    29,818,666
Loans receivable, net                                            13,910,147    11,717,799
Premises and equipment, net                                         287,495       300,664
Accrued interest receivable:
  Securities                                                        474,971       500,824
  Mortgage-backed securities                                        173,771       210,702
  Loans receivable                                                   60,255        52,324
Deferred tax asset                                                     -          327,557
Other assets                                                         32,178        70,416
      Total assets                                            $  84,135,204    81,149,444

  Liabilities and Stockholders' Equity

Deposits                                                      $  61,071,074    62,711,509
Accrued interest on deposits                                        122,156       130,848
Advances from FHLB of Des Moines                                  6,500,000     2,500,000
Advances from borrowers for taxes and insurance                     158,236       146,917
Other liabilities                                                    25,636       428,302
Accrued income taxes                                                 87,681       159,442
Deferred income tax liability                                       121,821          -
      Total liabilities                                          68,086,604    66,077,018
Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.01 par value; 1,000,000 shares
    authorized; shares issued and outstanding - none                   -             -
  Common stock, $.01 par value; 5,000,000 shares
    authorized; 856,452 shares issued                                 8,565         8,565
  Additional paid-in capital                                      8,110,852     8,034,660
  Common stock acquired by ESOP                                    (547,216)     (593,186)
  Common stock acquired by MRP                                     (257,269)     (335,359)
  Unrealized (loss) gain on securities available for sale, net       (9,153)     (540,409)
  Treasury stock, at cost, 28,555 and 3,886 shares                 (499,815)      (68,977)
  Retained earnings - substantially restricted                    9,242,636     8,567,132
      Total stockholders' equity                                 16,048,600    15,072,426
      Total liabilities and stockholders' equity              $  84,135,204    81,149,444


See accompanying notes to consolidated financial statements.

                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Earnings

                       Years Ended September 30, 1997, 1996 and 1995

                                                          1997         1996        1995
Interest income:
  Loans receivable                                  $  1,014,312     778,921      535,551
  Mortgage-backed securities                           1,989,129   2,247,890    2,141,279
  Securities                                           2,335,572   2,165,422    1,933,622
  Other interest-earning assets                          193,720     102,669      228,619
      Total interest income                            5,532,733   5,294,902    4,839,071
Interest expense:
  Deposits:
    NOW                                                   74,139      67,271       66,844
    Passbook accounts                                    118,166     123,262      145,053
    Money market deposit accounts                        327,758     358,290      377,234
    Certificates                                       2,519,594   2,511,991    2,253,938
  Advances from FHLB                                     199,036      59,623       16,019
      Total interest expense                           3,238,693   3,120,437    2,859,088
      Net interest income                              2,294,040   2,174,465    1,979,983
Provision for loan losses                                  -          15,000         -
      Net interest income after provision
        for loan losses                                2,294,040   2,159,465    1,979,983
Noninterest income:
  Service charges on NOW accounts                         27,339      27,705       26,070
  Patronage dividend                                       -            -          22,545
  Gain (loss) on sale of securities available
    for sale                                             (17,010)     21,055         -
  Gain on sale of mortgage-backed securities
    available for sale                                   152,429      75,208         -
  Gain on investment in data center                        -          17,679         -
  Other                                                    7,359       3,605        1,256
      Total noninterest income                           170,117     145,252       49,871
Noninterest expense:
  Compensation and benefits                              559,006     725,683      508,054
  Occupancy expense                                       27,996      28,060       26,109
  Equipment and data processing expense                   78,592      79,876       77,792
  SAIF deposit insurance premium                          55,264     140,923      140,596
  SAIF special assessment                                  -         392,821         -
  Other                                                  167,922     184,673      108,935
      Total noninterest expense                          888,780   1,552,036      861,486
      Earnings before income taxes                     1,575,377     752,681    1,168,368
Income taxes:
  Current                                                488,762     469,787      425,574
  Deferred                                               111,444    (173,606)       7,000
      Total income taxes                                 600,206     296,181      432,574
      Net earnings                                  $    975,171     456,500      735,794

Net earnings per common share                       $       1.27         .57         *


*  Not meaningful since the common stock was issued on February 10, 1995.

See accompanying notes to consolidated financial statements.

                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Stockholders' Equity

                        Years Ended September 30, 1997, 1996 and 1995


                                                        Unrealized
                                      Common    Common    Gain (Loss)
                          Additional   Stock    Stock   on Securities                  Total
                 Common     Paid-in Acquired  Acquired  Available   Treasury Retained  Stockholders'
                    Stock   Capital by ESOP    by MRP    For Sale     Stock Earnings   Equity
Balance at
September 30, 1994 $ -         -         -         -        -         -     7,612,638 7,612,638
Net proceeds from
 sale of common
 stock              8,565 7,943,636  (685,160)     -        -         -         -     7,267,041
Amortization of
ESOP awards         -        18,900    46,000      -        -         -         -        64,900
Unrealized gain on
 securities
 available for
 sale, net          -         -         -          -       2,520      -         -         2,520
Net earnings        -         -         -          -        -         -       735,794   735,794
Balance at
September 30, 1995 8,565  7,962,536  (639,160)     -       2,520      -     8,348,432 15,682,893
Shares issued
 under MRP          -        37,643     -      (553,166)    -      515,523       -         -
Amortization of
 MRP awards         -         -         -       217,807     -         -         -     217,807
Cash dividends of
 $.30 per share     -         -         -          -        -         -    (237,800) (237,800)
Amortization of
 ESOP awards        -      34,481    45,974        -        -         -         -      80,455
Unrealized loss
 on securities
 available for
 sale, net          -         -         -          -     (542,929)    -         -    (542,929)
Treasury stock
 purchased          -         -         -          -        -     (584,500)     -    (584,500)
Net earnings        -         -         -          -        -         -     456,500   456,500
Balance at
September 30, 1996 8,565 8,034,660 (593,186)   (335,359)  (540,409) (68,977)8,567,132 15,072,426
Amortization of
 MRP awards         -         -         -      78,090      -         -         -      78,090
Cash dividends of
 $.40 per share     -         -         -         -        -         -    (299,667) (299,667)
Amortization of
 ESOP awards        -       40,666   45,970       -        -         -         -      86,636
Unrealized loss
 on securities
 available for
 sale, net          -         -         -         -      531,256     -         -     531,256
Treasury stock
 purchased          -         -         -         -        -    (802,121)      -    (802,121)
Exercise of
 stock options      -       35,526      -         -        -     371,283       -     406,809
Net earnings        -         -         -         -        -         -     975,171   975,171
Balance at
September 30,
 1997             $8,565 8,110,852 (547,216) (257,269)   (9,153)(499,815)9,242,636 16,048,600


See accompanying notes to consolidated financial statements.



                      PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows

                        Years Ended September 30, 1997, 1996 and 1995


                                                           1997        1996        1995
Cash flows from operating activities:
  Net earnings                                      $    975,171     456,500      735,794
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
    Depreciation expense                                  14,581      14,576       14,768
    Provision for loan loss                                -          15,000         -
    ESOP expense                                          86,636      80,455       75,900
    MRP expense                                           78,090     217,807         -
    Amortization of premiums, discounts and
      loan fees, net                                     (58,962)    (41,147)     (49,514)
    FHLB stock dividends                                   -         (11,800)        -
    Gain on sale of mortgage-backed securities
      available for sale                                (152,429)    (75,208)        -
    Loss (gain) on sale of securities available
      for sale                                            17,010     (21,055)        -
    Dividends reinvested in Asset Management Fund          -          (6,907)      (7,048)
    Decrease (increase) in:
      Accrued interest receivable                         54,853    (109,846)     (37,826)
      Deferred tax asset                                  15,548      (8,693)        -
      Other assets                                        38,238       6,262       45,548
    Increase (decrease) in:
      Accrued interest on deposits                        (8,692)    (24,603)      48,695
      Other liabilities                                 (402,666)    397,482        7,257
      Accrued income taxes                               (71,761)     56,828      (10,121)
      Deferred income tax liability                      121,821    (164,913)     (14,000)
        Net cash provided by (used for)
           operating activities                           07,438     780,738      809,453
Cash flows from investing activities:
  Loans originated, net of principal collections      (2,186,712) (3,922,342)  (1,947,592)
  Mortgage-backed securities:
    Available for sale:
      Purchased                                       (9,614,645) (6,227,075)        -
      Principal collections                            3,767,551   5,271,977         -
      Proceeds from sale                               5,518,486   2,216,420         -
    Held to maturity:
      Purchased                                            -            -      (4,222,403)
      Principal collections                                -            -       4,233,052
  Securities:
    Available for sale:
      Purchased                                      (14,033,931)(14,298,500)        -
      Proceeds from maturity                          11,500,000   7,800,000         -
      Proceeds from sale                               1,982,990   3,810,762         -
    Held to maturity and certificates of deposit:
      Purchased                                            -            -      (4,296,563)
      Proceeds from maturity                               -            -       2,409,952
  Purchase of premises and equipment                      (1,412)     (2,468)      (6,937)
        Net cash provided by (used for)
          investing activities                        (3,067,673) (5,351,226)  (3,830,491)
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                          (1,640,435)  2,533,229   (1,117,564)
    Advances from borrowers for taxes and insurance       11,319      41,154        9,993
  Advances from FHLB                                   6,500,000   2,500,000         -
  Repayment of advances from FHLB                     (2,500,000)       -        (500,000)
  Net proceeds from sale of common stock                   -            -       7,267,041
  Exercise of stock options                              406,809        -            -
  Purchase of treasury shares                           (802,121)   (584,500)        -
  Dividends paid to stockholders                        (299,667)   (237,800)        -
        Net cash provided by (used for)
          financing activities                         1,675,905   4,252,083    5,659,470
Net increase (decrease) in cash and
  cash equivalents                                      (684,330)   (318,405)   2,638,432
Cash and cash equivalents at beginning of year         3,236,497   3,554,902      916,470
Cash and cash equivalents at end of year            $  2,552,167   3,236,497    3,554,902
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest on deposits                              $  3,048,349   3,085,417    2,794,374
  Interest on advances from FHLB                         199,036      59,623       16,019
  Federal income taxes                                   499,893     366,700      442,204
  State income taxes                                      46,673      46,258       13,513
Noncash activity - transfer from held to maturity
  to available for sale:
    Securities                                             -      32,746,005      315,245
    Mortgage-backed securities                      $      -      31,232,845         -


See accompanying notes to consolidated financial statements.


                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                       Notes to Consolidated Financial Statements

                       September 30, 1997 and 1996 and
                   Years Ended September 30, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies
    Perry County Savings Bank converted from a state-chartered mutual savings and loan association to a Federally-chartered mutual savings bank, Perry County Savings Bank, FSB, on November 23,
    1994.  On February 10, 1995, Perry County Savings Bank, FSB (Bank) completed its conversion from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Perry County Financial Corporation (Company).  The following comprise the significant accounting policies which the Company and Bank follow in preparing and presenting their consolidated financial statements:

    a. The consolidated financial statements include the accounts of the Company and its wholly-
         owned subsidiary, Perry County Savings Bank, FSB.  The Company has no significant assets other than common stock of the Bank, the loan to the ESOP, and net proceeds retained by the Company following the conversion.  The Company's principal business is the business of the Bank.  All significant intercompany accounts and transactions have been eliminated.

    b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from depository institutions and interest-bearing deposits in other depository institutions with original maturities of three months or less.  Interest-bearing deposits in other depository institutions were $2,345,578 and $3,081,483 at September 30, 1997 and 1996,
         respectively.

    c. Securities and mortgage-backed securities which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method.  Securities and mortgage-backed securities not classified as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from net earnings and reported in a separate component of stockholders' equity.  The Bank does not purchase securities and mortgage-
         backed securities for trading purposes.  The cost of securities sold is determined by specific identification.

       Collateralized mortgage obligations (CMOs) are mortgage derivatives and the type owned by the Bank are classified as "low-risk" under regulatory guidelines.  CMOs are subject to the effects of interest rate risk.  The Bank does not purchase CMOs at any significant premium over par value to limit certain prepayment risks, and purchases only CMOs issued by U.S.
         government agencies in order to minimize credit risk.  During 1997, the Bank sold its CMOs.

    d. Loans receivable, net are carried at unpaid principal balances, less loans in process, net deferred loan fees, and allowance for losses.  Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

    e. Effective October 1, 1995, the Bank adopted the provisions of SFAS No. 114, "Accounting by
         Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for
         Impairment of a Loan - Income Recognition and Disclosures."  Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  The types of loans for which impairment is measured under SFAS No. 114 and
         118 include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single family loans and troubled debt restructurings.  Such loans are placed on nonaccrual status at the point they become contractually delinquent more than 90 days.  Impairment losses are recognized through an increase in the allowance for loan losses.  There were no impaired loans under SFAS No. 114 and No. 118 at September 30, 1997 or 1996.

    f. Allowance for losses are available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs.  Increases to the allowance are charged to the provision for loan losses.  Charge-offs to the allowance are made when all, or a portion, of the loan is confirmed as a loss based upon management's review of the loan or through repossession of the underlying collateral.  Recoveries are credited to the allowance.
         The allowance for losses is established based on management's assessment of trends in the loan portfolio and management's periodic review of the loans in the portfolio.  In determining the allowance for losses to be maintained, management evaluates current economic conditions, past loss and collection experience, fair value of the underlying collateral and risk characteristics of the loan portfolio.  Management believes that allowance for losses on loans receivable is adequate.  The Bank is subject to periodic examination by regulatory agencies which may require the Bank to record increases in the allowances based on their evaluation of available information.  There can be no assurance that the Bank's regulators will not require further increases to the allowance.

    g. Premises and equipment, net are carried at cost, less accumulated depreciation.  Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets.  Estimated lives are generally thirty to fifty years for building and improvements, and five to ten years for furniture and equipment.

    h. Interest on securities, mortgage-backed securities and loans receivable is accrued as earned.
         Interest on loans receivable contractually delinquent more than ninety days is excluded from income until collected.

    i. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

    j. Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares which have been committed to be released are considered outstanding.  The weighted-
         average shares outstanding during the year ended September 30, 1997 and 1996 were
         765,791 and 797,795, respectively.  The presentation of net earnings per common share for
         1995 is not meaningful since the common stock was issued on February 10, 1995.

    k. Effective October 1, 1996, the Bank adopted the disclosure requirements of SFAS No. 123,
         "Accounting for Stock-Based Compensation."  SFAS No. 123 suggests that compensation cost for stock-based employee compensation plans be measured at the grant date based on the fair value of the award and recognized over the service period, which is usually the vesting period.  However, SFAS No. 123 also allows an institution to use the intrinsic value based method under APB Opinion No. 25.  The Bank has adopted the disclosure requirements under SFAS No. 123, but will continue to recognize compensation expense for stock-based employee compensation plans under APB No. 25.

    l. The following paragraphs summarize the impact of new accounting pronouncements:

       In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of
         Financial Assets and Extinguishments of Liabilities."  The Statement focuses on the issues of accounting for transfers and servicing of financial assets, extinguishments of liabilities and financial assets subject to prepayment.  In December 1996, the FASB issued SFAS No. 127,
         "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125."  SFAS No.
         125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring generally after December 31, 1996, and for certain transactions after
         December 31, 1997.  The provisions of SFAS No. 125 for financial assets subject to prepayment is effective for financial assets held on or acquired after January 1, 1997.  SFAS
         No. 125 did not have a material impact on the financial position or results of operations of the Bank.

       In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129,
         "Disclosure of Information about Capital Structure."  The statements supersede APB Opinion
         No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share.  The statements are effective for financial statements for both interim periods and years ending after December 15, 1997.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income."  The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose statements.  It does not address recognition or measurement issues for comprehensive income and its components.  Entities are required to classify items of other comprehensive income (including minimum pension liability adjustment and unrealized gains and losses on securities available for sale) by their nature in the financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the statement of financial position.  The statement is effective for fiscal years beginning after December 15, 1997.  Comparative financial statements for earlier periods are required to reflect the provisions of this statement.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."  The statement requires that public entities report certain information about operating segments in the financial statements.  The statement also requires disclosures about products and services, geographic areas, and major customers.
         The statement supersedes SFAS No. 14 and supersedes and amends certain other accounting pronouncements.  The statement is effective for fiscal years beginning after December 15,
         1997.

(2) Risks and Uncertainties
    The Bank is a community oriented financial institution which provides traditional financial services within the areas it serves.  The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential real estate loans located primarily in Perry County, Missouri.

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered.  Actual results could differ significantly from these estimates and assumptions.

    The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (OTS).  The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets.  The Bank uses a net market value methodology provided by the OTS to measure its interest rate risk exposure.  Net portfolio value is the expected discounted cash flows from the institution's assets, liabilities and off-balance-sheet contracts.  This exposure is a measure of the potential decline in the net portfolio value of the Bank based upon the effect of an assumed increase or decrease in interest rates in 100 basis point increments.  Credit risk is the risk of default on the Bank's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.  The
      Bank is subject to periodic examination by regulatory agencies which may require the Bank to record increases in the allowances based on their evaluation of available information.  There can be no assurance that the Bank's regulators will not require further increases to the allowances.

    The Bank is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000" software failures.  All major customer applications are processed through the outside service bureau.  The service bureau has indicated that it expects to modify existing programs to make them year 2000 compliant.  Management of the Bank is unable to estimate any additional expense related to this issue.  Any year 2000 compliance failures could result in additional expense to the Bank.




(3) Securities:
    Securities are summarized as follows:

                                                              1997
                                      Amortized     Unrealized   Unrealized      Market
                                          Cost         Gains       Losses         Value
     Available for sale:
      Debt securities - Federal
        agency obligations         $  35,557,757       60,932      (207,060)   35,411,629

     Weighted-average rate                  7.05%

                                                              1996
                                      Amortized     Unrealized   Unrealized      Market
                                          Cost         Gains       Losses         Value
     Available for sale:
      Debt securities - U.S.
        Treasury and Federal
        agency obligations         $  34,972,835       40,518      (700,858)   34,312,495

     Weighted-average rate                  6.58%

     Maturities of debt securities available for sale are summarized as follows:

                                                                            1997
                                                                 Amortized       Market
                                                                     Cost         Value

      Due in one year or less                                 $   2,498,850     2,484,688
      Due after one year through five years                       4,695,681     4,665,562
      Due after five years through ten years                      8,296,062     8,271,000
      Due after ten years through fifteen years                  16,811,681    16,739,129
      Due after fifteen years through twenty years                3,255,483     3,251,250
                                                              $  35,557,757    35,411,629

     Proceeds from sales of securities available for sale and gross realized gains and losses on these sales are summarized as follows:
                                                          1997         1996       1995
      Proceeds from sale                            $  1,982,990   3,810,762         -

      Gross realized gains                          $      -          22,085         -
      Gross realized losses                              (17,010)     (1,030)        -
        Net gains (losses)                          $    (17,010)     21,055         -


(4) Mortgage-backed Securities:
    Mortgage-backed securities are summarized as follows:

                                                               1997
                                        Amortized    Unrealized   Unrealized     Market
                                            Cost        Gains       Losses        Value
    Available for sale:
    Mortgage-participation
     certificates:
      FHLMC                          $   4,316,380       41,755      (23,326)   4,334,809
      GNMA                              16,140,877      121,942      (40,404)  16,222,415
      FNMA                              10,042,235      116,724      (85,092)  10,073,867
                                     $  30,499,492      280,421     (148,822)  30,631,091

    Weighted-average rate                     6.79%

                                                               1996
                                        Amortized    Unrealized   Unrealized     Market
                                            Cost        Gains       Losses        Value
    Available for sale:
    Mortgage-participation
     certificates:
      FHLMC                          $   8,110,355      123,207     (145,791)   8,087,771
      GNMA                              13,398,842      130,182     (181,132)  13,347,892
      FNMA                               7,997,981       10,786     (130,139)   7,878,628
                                        29,507,178      264,175     (457,062)  29,314,291
    Mortgage-related derivative:
      CMO                                  508,942         -          (4,567)     504,375
                                     $  30,016,120      264,175     (461,629)  29,818,666

    Weighted-average rate                     7.04%


    Mortgage-backed securities with a carrying value of $3,421,000 were pledged as collateral to secure certain deposits at September 30, 1997.  Adjustable-rate mortgage and balloon loans included in mortgage-backed securities at September 30, 1997 and 1996 were approximately
      $15,194,000 and $15,400,000, respectively.

    Proceeds from sales of mortgage-backed securities available for sale and gross realized gains and losses on these sales are summarized as follows:


                                                          1997         1996       1995
      Proceeds from sale                            $  5,518,486   2,216,420         -

      Gross realized gains                          $    192,362      82,474         -
      Gross realized losses                              (39,933)     (7,266)        -
        Net gains (losses)                          $    152,429      75,208         -


(5)  Loans Receivable, Net
     Loans receivable, net are summarized as follows:


                                                                     1997          1996
     Real estate loans:
      Single, 1-4 family units                                $  11,843,536    10,459,062
      Multi-family, 5 or more units                                  63,881        86,332
      Construction                                                1,417,816       786,678
      Land                                                          101,012        19,076
      Commercial                                                    726,403       247,911
     Loans secured by deposit accounts                              382,104       395,931
                                                                 14,534,752    11,994,990
     Loans in process                                              (590,515)     (248,737)
     Deferred loan fees                                              (9,090)       (3,454)
     Allowance for losses                                           (25,000)      (25,000)
                                                              $  13,910,147    11,717,799

     Weighted-average rate                                             7.93%         7.83%



     Real estate construction loans at September 30, 1997, are secured primarily by single, 1-4 family units. Adjustable-rate loans included in the loan portfolio amounted to $1,815,632 and $3,414,063 at September 30, 1997 and 1996, respectively.

     Following is a summary of activity in allowance for losses:

                                                              1997      1996       1995
      Balance, beginning of year                         $   25,000     10,000     10,000
      Provision charged to expense                             -        15,000       -
      Balance, end of year                               $   25,000     25,000     10,000


     Nonaccrual loans at September 30, 1997 were $10,896.  There were no nonaccrual loans at
      September 30, 1996.  The Bank ceased recognition of interest income on loans with a carrying value of $62,857 for the year ended September 30, 1995.  The interest income not recognized on these loans for 1995 was $2,238.

     Following is a summary of loans in excess of $60,000 to directors and executive officers for the year ended September 30, 1997:

      Balance, September 30, 1996                                   $  273,029
        Repayments                                                     (11,628)
      Balance, September 30, 1997                                   $  261,401


     These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.





(6)  Premises and Equipment, Net
     Premises and equipment, net are summarized as follows:


                                                          1997      1996
      Land                                          $   46,972     46,972
      Building and improvements                        350,356    350,356
      Furniture, fixtures and equipment                105,166    103,754
                                                       502,494    501,082
      Less accumulated depreciation                    214,999    200,418
                                                    $  287,495    300,664

     Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was $14,581, $14,576 and $14,768, respectively.

(7)  Deposits
     Deposits are summarized as follows:


        Description and interest rate                      1997          1996
      Noninterest-bearing checking                 $     176,565       116,918
      NOW accounts, 2.25%                              3,303,438     3,209,200
      Savings accounts, 2.75%                          4,181,871     4,402,064
      Money market deposit accounts, 4.65% and
        4.02%, respectively                            7,348,850     8,379,549
          Total transaction accounts                  15,010,724    16,107,731
      Certificates:
        2.75 - 3.00%                                     178,777       350,679
        3.01 - 4.00%                                      36,359       157,993
        4.01 - 5.00%                                   1,678,702     4,887,742
        5.01 - 6.00%                                  28,672,118    35,366,234
        6.01 - 7.00%                                  15,494,394     5,841,130
          Total certificates, 5.68% and 5.47%,
            respectively                              46,060,350    46,603,778
          Total deposits                           $  61,071,074    62,711,509

      Weighted-average rate - deposits                     5.15%         4.91%

      Certificate maturities at September 30, 1997 are summarized as follows:


        October 1, 1997 to September 30, 1998                 $  36,805,073
        October 1, 1998 to September 30, 1999                     5,357,763
        October 1, 1999 to September 30, 2000                     3,186,794
        October 1, 2000 to September 30, 2001                       481,139
        October 1, 2001 to September 30, 2002                       229,581
                                                              $  46,060,350


     Certificates of deposits of $100,000 or more at September 30, 1997 are summarized as follows:

      Maturing in:
        Three months or less                                  $   2,443,484
        Over three through six months                             2,595,711
        Over six through twelve months                            2,199,640
        Over twelve months                                           15,000
                                                              $   7,253,835

(8)  Advances from FHLB of Des Moines
     Advances from Federal Home Loan Bank of Des Moines are summarized as follows:


                           Interest
         Maturity Date       Rate        Type           1997           1996
      May 7, 1997            5.97%     Fixed        $      -       2,000,000
      May 17, 1997           5.90%     Adjustable          -         500,000
      November 7, 1997       6.11%     Fixed           2,000,000        -
      May 29, 1998           6.19%     Fixed           1,500,000        -
      June 25, 1998          5.86%     Fixed           1,000,000        -
      September 10, 1998     5.83%     Fixed           2,000,000        -
                                                    $  6,500,000   2,500,000

     The adjustable rate was repriced weekly based upon the Federal Reserve Bank of New York average federal funds rate.  Advances from Federal Home Loan Bank of Des Moines were secured by FHLB stock and single-family mortgage loans of $9,750,000.

(9)  Income Taxes
     The Company and Bank file separate federal income tax returns on a calendar year basis.  The percentage of taxable income method was used for income tax purposes for calendar year 1995 and 1994.  On August 20, 1996 the Small Business Job Protection Act of 1996 was signed into law.  Effective January 1, 1996, the percentage of taxable income method was eliminated, but the Bank will be permitted to make additions to the tax bad debt reserve using the experience method.  Under the Act, the Bank's tax bad debt reserves in excess of the 1987 tax year level will be subject to recapture and payable in equal amounts over six years in tax years beginning
      January 1, 1996 and thereafter.  Savings institutions may defer the recapture of their applicable excess tax bad debt reserves for two years if they meet a residential loan requirement.

     The components of the net deferred tax asset (liability) are summarized as follows:


                                                               1997      1996
     Deferred tax asset:
      Allowance for loan losses                          $    9,250      9,250
      Unrealized loss on securities and MBS
        available for sale                                    5,376    317,384
      SAIF special assessment                                  -       146,002
      Book over tax ESOP and MRP expense, net                37,752     29,120
          Deferred tax asset                                 52,378    501,756
     Deferred tax liability:
      Tax bad debt reserves arising
        after December 31, 1987                            (169,833)  (169,833)
      FHLB stock dividend                                    (4,366)    (4,366)
          Deferred tax liability                           (174,199)  (174,199)
          Net deferred tax asset (liability)             $ (121,821)   327,557

     The provisions of SFAS No. 109 require the Bank to establish a liability for the tax effect of the tax bad debt reserves over amounts at December 31, 1987.  The Bank's tax bad debt reserves at December 31, 1987 are approximately $1,354,000.  The estimated deferred tax liability on such amount is approximately $460,000, which has not been recorded in the accompanying consolidated financial statements.  If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

     Income taxes are summarized as follows:

                                                             1997      1996       1995
      Current:
        Federal                                         $  408,526    419,995    370,350
        State                                               54,310     49,792     55,224
                                                           462,836    469,787    425,574
      Deferred:
        Federal                                            119,857   (151,474)     7,050
        State                                               17,513    (22,132)       (50)
                                                           137,370   (173,606)     7,000
                                                        $  600,206    296,181    432,574

     Total income tax expense is different than the amounts computed by applying the federal rate of
      34% in the years ending September 30, 1997, 1996 and 1995 to earnings before taxes as a result of the following:

                                                              1997      1996       1995
      Expected income tax expense at Federal tax rate   $  535,628    255,912    397,245
      ESOP compensation expense                             13,827     11,723       -
      State income tax, net of Federal tax benefit          48,083     18,294     36,415
      Other                                                  2,668     10,252     (1,086)
                                                        $  600,206    296,181    432,574

      Effective tax rate                                      38.1%      39.3%      37.0%

(10) Stockholders' Equity and Regulatory Capital
     On February 10, 1995, Perry County Savings Bank, FSB converted from mutual to stock form and became a wholly-owned subsidiary of a newly formed Missouri holding company, Perry County
      Financial Corporation.  The Company issued 856,452 shares of common stock at $10 per share in conjunction with the offering.  Net proceeds from the sale of common stock in the offering were $7,267,041, after deduction of conversion costs of $612,319, and unearned compensation related to shares issued to the Employee Stock Ownership Plan.  The Company retained 50% of the net conversion proceeds, less the funds used to originate a loan to the
      Bank's ESOP for the purchase of shares of common stock, and used the balance of the net proceeds to purchase all of the stock of the Bank in the conversion.

     Deposit account holders and borrowers do not have voting rights in the Bank.  Voting rights were vested exclusively with the stockholders of the holding company.  Deposit account holders continue to be insured by the SAIF.  A liquidation account was established at the time of conversion in an amount equal to the capital of the Bank as of the date of the latest balance sheet contained in the final prospectus.  Each eligible account holder or supplemental eligible account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the account holder's or supplemental eligible account holder's deposit balance falls below the amounts on the date of record and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase in the related deposit balance.

     An OTS regulation restricts the Bank's ability to make capital distributions, including paying dividends.  The regulation provides that an institution meeting its capital requirements, both before and after its proposed capital distribution, may generally distribute the greater of (1) 75%
      of its net earnings for the prior four quarters or (2) 100% of its net earnings to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio (defined as the percentage by which the institution's capital-to-asset ratio exceeds the ratio of its capital requirements to its assets) at the beginning of the calendar year without prior supervisory approval.  The regulation provides more significant restrictions on payment of dividends in the event that the capital requirements are not met.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors.  At September 30, 1997, the Bank met all capital adequacy requirements.

     The Bank is also subject to the regulatory framework for prompt corrective action.  The most recent notification from the regulatory agencies categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-
      based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the dates of the aforementioned notifications that management believes have changed the Bank's category.


     The Bank's actual and required capital amounts and ratios at September 30, 1997 are as follows:

                                                    Minimum Required    Minimum Required
                                                        for Capital         to be "Well
                                       Actual             Adequacy            Capitalized"
                                Amount       Ratio Amount       Ratio  Amount       Ratio
                                                   (Dollars in Thousands)
    Consolidated stockholders'
      equity                  $  16,049

    Stockholders' equity of
      the Company not
      available for
      regulatory capital
      purposes                $ (3,105)

    Unrealized loss on
      securities available
      for sale, net           $       2

    Tangible capital          $  12,946      15.9%    $ 1,224     1.5%

    General valuation
      allowance               $      25

    Total capital to risk-
      weighted assets         $  12,971      73.2%    $ 1,418     8.0%    $ 1,772    10.0%

    Tier 1 capital to risk-
      weighted-assets         $  12,946      73.0%    $   709     4.0%    $ 1,063     6.0%

    Tier 1 capital to total
      assets                  $  12,946      15.9%    $ 2,449     3.0%    $ 4,081     5.0%

(11) Employee Benefits
     The Company established a tax-qualified employee stock ownership plan (ESOP) in connection with the conversion from mutual to stock form.  The Plan covers substantially all employees who have attained age 21 and completed one year of service.  The ESOP purchased 68,516 shares of the Company's common stock at $10 per share with a loan from the Company.  The
      Bank makes semi-annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the ESOP loan.  Dividends on allocated
      ESOP shares will be paid to participants of the ESOP.  The ESOP shares are pledged as collateral on the ESOP loan.  The Plan provides that shares are released from collateral and allocated to participating employees based on the proportion of loan principal and interest repaid and compensation of the participants.  Since the Plan was considered a top heavy plan under the
      Internal Revenue Code, actual shares released were less than allowed under the Plan.

     The purchase of shares of the ESOP was recorded in the consolidated financial statements through a credit to common stock and additional paid-in capital with a corresponding charge to a contra equity account for the unreleased shares.  The Bank reports compensation expense equal to the average fair value of the ESOP shares committed to be released.  Dividends on allocated ESOP shares are charged to stockholders' equity.  Dividends on unallocated ESOP shares are recorded as a reduction to the ESOP loan.  ESOP expense for 1997, 1996 and 1995 was $86,636,
      $80,455 and $75,900, respectively.

     The number of ESOP shares at September 30, 1997 were as follows:

      Allocated shares                                    8,640
      Shares released for allocation                      4,597
      Unreleased shares                                  54,722
      Total ESOP shares                                  67,959


     The fair value of unreleased ESOP shares based on market price of the Company's stock was
      $1,142,000 at September 30, 1997.

     On January 16, 1996, the stockholders of Perry County Financial Corporation ratified the 1995
      Stock Option and Incentive Plan (Stock Option Plan).  Of the 85,645 shares reserved for issuance under the Stock Option Plan, 70,798 shares were awarded in January, 1996, and the remainder are available for future awards.  The stock options were awarded at $19 per share which was equal to the market value of the Company's common stock at the date of grant.
      During 1997, 21,411 shares of common stock were issued under the stock option plan.  At
      September 30, 1997 and 1996, there were 49,387 and 70,798 shares outstanding, respectively.  At September 30, 1997 there were 9,877 shares exercisable.  The Bank has estimated the fair value of awards granted under its stock option plan utilizing the Black-Scholes pricing model.  Had the Company determined compensation expense based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the proforma amounts indicated below:

                                                              1997       1996
      Reported net earnings                              $  975,171    456,500
      Proforma net earnings                              $  897,800    358,607
      Reported net earnings per common share             $     1.27        .57
      Proforma net earnings per common share             $     1.17        .45

     The fair value of each stock option granted during 1996 was $5.47, using a risk-free interest rate of 5.49%, expected volatility of 34%, expected dividend yield of 4% and expected life of the stock options of 7 years.

     On January 16, 1996, the stockholders ratified the Management Recognition and Retention Plan
      (MRP).  Of the 34,258 shares reserved for issuance under the MRP, 29,114 shares were awarded in January, 1996, to directors, executive officers and employees and the remainder are available for future awards.  Compensation expense in the amount of the fair market value of the common stock at the date of grant is recognized pro rata over a five year period following the date of grant of the award.  The Plan provides for accelerated vesting under certain circumstances.  MRP expense for 1997 and 1996 was $78,090 and $217,807, respectively.

(12) Financial Instruments with Off-Balance Sheet Risk
     The Bank is a party to financial instruments with off-balance-sheet risk  in the normal course of business to meet the financing needs of its customers.  These financial instruments generally include commitments to originate mortgage loans.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Bank's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.  The Bank minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis.  Generally, collateral held by the Bank consists of a first or second mortgage on the borrower's property.  The amount of collateral obtained is based upon an appraisal of the property.  The Bank offers adjustable-rate loans and fixed-rate loans.
      Commitments at September 30, 1997 to originate mortgage loans and fund loans in process were $662,515 expiring in 180 days or less.

(13) Financial Instruments with Concentrations of Credit Risk
     The Bank originates residential real estate loans, and to a lesser extent, commercial real estate loans, primarily to customers located in Perry County, Missouri.

(14) Condensed Parent Company Only Financial Statements
     The following condensed balance sheets and condensed statements of earnings and cash flows for Perry County Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

                                      BALANCE SHEETS
                                                           September 30,
         Assets                                         1997          1996
      Cash and cash equivalents                    $     692,824       271,564
      Securities available for sale                    1,788,500     2,708,188
      ESOP note receivable                               585,363       616,799
      Accrued interest receivable                         29,094        35,627
      Other assets                                        14,726        57,122
      Investment in subsidiary                        12,944,137    11,751,045
        Total assets                               $  16,054,644    15,440,345

         Liabilities and Stockholders' Equity

      Accrued interest payable                     $        -            8,919
      Advance from subsidiary                               -          355,000
      Other liabilities                                    6,044         4,000
        Total liabilities                                  6,044       367,919
      Stockholders' equity                            16,048,600    15,072,426
        Total liabilities and stockholders'
          equity                                   $  16,054,644    15,440,345



                                  STATEMENTS OF EARNINGS
                                                                      Period from
                                                  Year Ended          February 10, 1995
                                                 September 30,        to September 30,
                                               1997         1996        1995
      Equity in earnings of the Bank     $    547,705     331,735      635,138
      Dividend from Bank                      342,581        -            -
      Interest income                         200,861     267,135      162,502
      Interest expense                         (3,196)     (8,919)        -
      Loss on sale of securities
        available for sale                     (5,000)       -            -
      Other income                                 76        -            -
      Other expenses                          (62,404)    (66,001)      (3,471)
      Income taxes                            (45,452)    (67,450)     (58,375)
        Net earnings                     $    975,171     456,500      735,794

                                  STATEMENTS OF CASH FLOWS

                                                                                  Period from
                                                            Year Ended     February 10, 1995
                                                               September 30,to September 30,
                                                          1997         1996        1995
     Cash flows from operating activities:
      Net earnings                                  $    975,171     456,500      735,794
      Adjustments to reconcile net earnings to net
        cash provided by (used for) operating
         activities:
          Equity in earnings of the Bank                (890,286)   (331,735)    (635,138)
          Dividend from Bank                             342,581        -            -
          Loss on sale of securities available
           for sale                                        5,000        -            -
          Other, net                                      12,337      (8,209)     (37,650)
             Net cash provided by (used for)
              operating activities                       444,803     116,556       63,006
     Cash flows from investing activities:
      Loan to ESOP                                         -            -        (685,160)
      Principal collected on loan to ESOP                 31,436      29,442       38,919
      Purchase of common stock of Bank                     -            -      (3,976,100)
      Purchase of securities held to maturity              -            -      (2,800,000)
      Purchase of securities available for sale            -      (1,800,000)        -
      Securities available for sale - matured              -       1,800,000         -
      Securities available for sale - sold               995,000        -            -
             Net cash provided by (used for)
              investing activities                     1,026,436      29,442   (7,422,341)
     Cash flows from financing activities:
      Proceeds from sale of common stock                   -            -       7,952,201
      Advance from Bank                                    -         355,000         -
      Repayment of advance from Bank                    (355,000)       -            -
      Exercise of stock options                          406,809        -            -
      Treasury stock purchased                          (802,121)   (584,500)        -
      Dividends paid                                    (299,667)   (237,800)        -
             Net cash provided by (used for)
              financing activities                    (1,049,979)   (467,300)   7,952,201
     Net increase (decrease) in cash and
        cash equivalents                                 421,260    (321,302)     592,866
     Cash and cash equivalents at beginning
       of period                                         271,564     592,866         -
     Cash and cash equivalents at end of period     $    692,824     271,564      592,866


(15) Fair Value of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments are summarized as follows:

                                                1997                        1996
                                       Carrying          Fair      Carrying          Fair
                                        Amount         Value        Amount        Value
     Non-trading instruments and
      nonderivatives:
      Cash and cash equivalents     $  2,552,167    2,552,167     3,236,497     3,236,497
      Securities available for sale   35,411,629   35,411,629    34,312,495    34,312,495
      Stock in FHLB of Des Moines        601,500      601,500       601,500       601,500
      Mortgage-backed securities
        available for sale            30,631,091   30,631,091    29,818,666    29,818,666
      Loans receivable, net           13,910,147   14,016,251    11,717,799    11,543,233
      Deposits                        61,071,074   61,083,000    62,711,509    61,677,509
      Advances from FHLB of
        Des Moines                     6,500,000    6,502,000     2,500,000     2,501,000


     The following methods and assumptions were used in estimating the fair values of financial instruments:

     Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

     Fair values of securities and mortgage-backed securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

     Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

     Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

     Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

     The fair value of certificates of deposit and advances from FHLB of Des Moines is computed at fixed spreads to treasury securities with similar maturities.
CORPORATE INFORMATION

                                   15-30

OFFICERS

LEO J. ROZIER
chairman of the board
and president


JAMES K. YOUNG
secretaryDIRECTORS

LEO J. ROZIER
chairman of the board
and president


STEPHEN C. ROZIER
assistant vice-president

MILTON A. VOGEL
retired owner/operator of
automobile agency
Perryville, Missouri

JAMES K. YOUNG
retired owner/operator of
funeral home
Perryville, Missouri

THOMAS L. HOEH
attorney
Perryville, Missouri


CORPORATE OFFICES
14 North Jackson Street
Perryville, Missouri 63775
Telephone (573) 547-4581

LEGAL COUNSEL
Silver, Freedman & Taff, L.L.P.
1100 New York Avenue, N.W.
Washington, D.C. 20005

STOCK TRANSFER AGENT AND REGISTRAR
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016

AUDITORS
Michael Trokey & Company, P.C.
Certified Public Accountants
10411 Clayton Road
St. Louis, Missouri 63131


ANNUAL MEETING
The annual meeting of Perry County Financial Corporation will be held January 21, 1998, at 9:30 a.m., at the Walnut Room, American Legion Hall, 98 Grand Avenue, Perryville, Missouri.

FORM 10-KSB
A COPY OF FORM 10-KSB, INCLUDING FINANCIAL STATEMENT SCHEDULES AS FILED WITH THE SECURITIES AND
EXCHANGE COMMISSION, WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE UPON
WRITTEN REQUEST TO THE SECRETARY, PERRY COUNTY FINANCIAL CORPORATION, 14 NORTH JACKSON STREET,
PERRYVILLE, MISSOURI  63375-1334.

EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                        Subsidiary or           Percent of     State of
Parent                  Organization            Ownership      Incorporation

Perry County Financial  Perry County Savings    100%           Federal
Corporation             Bank, FSB

EXHIBIT 23

                               MICHAEL TROKEY & COMPANY, P.C.
                                CERTIFIED PUBLIC ACCOUNTANTS
                                   10411 CLAYTON ROAD
                                   ST. LOUIS, MO  63131
                                      (314) 432-0996



   We hereby consent to the incorporation by reference and use of our report, dated December
5, 1997, on the consolidated financial statements of Perry County Financial Corporation which appears in Perry County Financial Corporation's Annual Report of Shareholders and Form 10-KSB
for the year ended September 30, 1997 in Perry County Financial Corporation's previously filed
Registration Statement on Form S-8 (Registration No. 333-4168 and 333-4170).

                                                                   Michael Trokey &
Company, P.C.

St. Louis, Missouri
December 29, 1997
