Form 10QSB
period 1997-12-31
PERRY COUNTY FINANCIAL CORP
filed 1998-02-12
CIK 931074

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                     WASHINGTON, D. C. 20549



                           FORM 10-QSB

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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


                     Class           Outstanding January 31, 1998
Common Stock, par value $.01 per share
            827,897 Shares

            PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                           FORM 10-QSB

             FOR THE QUARTER ENDED DECEMBER 31, 1997

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


           PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Balance Sheets
                               (Unaudited)


                                                December 31, September 30,
   Assets                                            1997         1997

Cash and cash equivalents                       $  6,330,247  2,552,167
Securities available for sale,
   at market value (amortized cost of
   $32,331,274 and $35,557,757, respectively)     32,255,294 35,411,629
Federal Home Loan Bank stock                         601,500    601,500
Mortgage-backed and related securities
  available for sale, at market value
  (amortized cost of $29,580,223
   and $30,499,492)                               29,742,916 30,631,091
Loans receivable, net                             15,051,923 13,910,147
Premises and equipment, net                          283,826    287,495
Accrued interest receivable:
  Securities                                         524,990    474,971
  Mortgage-backed securities                         168,335    173,771
  Loans receivable                                    59,869     60,255
Other assets                                          11,223     32,178
   Total assets                                 $ 85,030,123 84,135,204

  Liabilities and Stockholders' Equity

Deposits                                        $ 61,693,971 61,071,074
Accrued interest on deposits                         117,652    122,156
Advances from FHLB of Des Moines                   6,500,000  6,500,000
Advances from borrowers for taxes and insurance       62,678    158,236
Other liabilities                                     47,953     25,636
Income taxes payable                                 250,294    209,502
   Total liabilities                              68,672,548 68,086,604
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized;
    none issued and outstanding                         -          -
Common stock, $.01 par value;
   5,000,000 shares authorized;
     856,452 shares issued                             8,565      8,565
Additional paid-in capital                         8,125,074  8,110,852
Common stock acquired by ESOP                       (535,723)  (547,216)
Common stock acquired by MRP                        (237,747)  (257,269)
Unrealized gain (loss) on securities
 available for sale, net                              54,629     (9,153)
Treasury stock at cost, 28,555 shares               (499,815)  (499,815)
Retained earnings - substantially restricted       9,442,592  9,242,636
   Total stockholders' equity                     16,357,575 16,048,600
   Total liabilities and stockholders' equity   $ 85,030,123 84,135,204

See accompanying notes to consolidated financial statements.

           PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Earnings
                               (Unaudited)

                                                    Three Months Ended
                                                         December 31,
                                                        1997     1996
Interest income:
  Loans receivable                                 $    286,569   237,303
  Mortgage-backed and related securities                506,672   490,013
  Securities                                            626,771   554,553
  Other interest-earning assets                          35,753    73,252
   Total interest income                              1,455,765 1,355,121
Interest expense:
  Deposits                                              799,513   769,249
  Advances from FHLB                                     99,276    38,128
   Total interest expense                               898,789   807,377
   Net interest income                                  556,976   547,744
Provision for loan losses                                  -         -
   Net interest income after
    provision for loan losses                           556,976   547,744
Noninterest income:
  Service charges on NOW accounts                         8,331     6,907
  Gain (loss) on sale of securities
   available for sale                                      -       (5,000)
  Gain (loss) on sale of mortgage-backed
   securities available for sale                           -      139,655
  Other                                                     734     1,533
   Total noninterest income                               9,065   143,095
Noninterest expense:
  Compensation and benefits                             152,760   143,016
  Occupancy expense                                       7,596     6,941
  Equipment and data processing expense                  19,827    20,267
  SAIF deposit insurance premium                          9,568    33,119
  Professional services                                  24,282    18,988
  Other                                                  21,746    18,901
   Total noninterest expense                            235,779   241,232
   Earnings before income taxes                         330,262   449,607
Income taxes                                            130,306   160,210
   Net earnings                                    $    199,956   289,397

Basic earnings per common share                    $        .26       .37

Diluted earnings per common share                  $        .26       .37

Dividends per share                                $        .00       .00



See accompanying notes to consolidated financial statements.

             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                        1997      1996
Cash flows from operating activities:
  Net earnings                                     $  199,956     289,397
  Adjustments to reconcile net earnings
   to net cash provided by (used for)
   operating activities:
     Depreciation expense                               3,669       3,683
     ESOP expense                                      25,715      19,537
     MRP expense                                       19,522      19,522
     Loss (gain) on sale of securities
      available for sale                                 -          5,000
     Loss (gain) on sale of mortgage-backed
      securities available for sale                      -       (139,655)
     Amortization of premiums,
      discounts and loan fees, net                    (73,815)    (12,728)
  Decrease (increase) in:
   Accrued interest receivable                        (44,197)     11,432
   Other assets                                        20,955     202,598
  Increase (decrease) in:
   Accrued interest on deposits                        (4,504)    (45,156)
   Other liabilities                                   22,317    (394,235)
   Income taxes payable                                 3,332     (52,440)
       Net cash provided by (used for)
        operating activities                          172,950     (93,045)
Cash flows from investing activities:
  Loans originated, net of principal collections   (1,141,776)   (422,784)
  Mortgage-backed securities available for sale:
   Purchased                                             -     (3,294,898)
   Principal collections                              919,567     941,974
   Proceeds from sale                                    -      2,765,537
  Securities available for sale:
   Purchased                                       (2,000,000)       -
   Proceeds from maturity                           4,500,000   3,500,000
   Proceeds from sale                                 800,000     995,000
  Purchase of premises and equipment                     -           (216)
       Net cash provided by (used for)
         investing activities                       3,077,791   4,484,613
Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                           622,897    (266,499)
   Advances from borrowers for
     taxes and insurance                              (95,558)    (72,711)
  Advances from Federal Home
   Loan Bank of Des Moines:
   Proceeds                                         2,000,000        -
   Repayments                                      (2,000,000)       -
  Purchase of treasury stock                             -       (438,150)
       Net cash provided by (used for)
         financing activities                         527,339    (777,360)
       Net increase (decrease) in
         cash and cash equivalents                  3,778,080   3,614,208
Cash and cash equivalents at beginning of period    2,552,167   3,236,497
Cash and cash equivalents at end of period       $  6,330,247   6,850,705

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest on deposits                          $    804,017     814,405
   Interest on advances from FHLB                      99,276      38,128
   Federal income taxes                          $    126,973      54,100

See accompanying notes to consolidated financial statements.

           PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
               Notes to Consolidated Financial Statements
                               (Unaudited)



 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1997 contained in the 1997 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

 (2) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997. Following is a summary of basic and diluted earnings per common share for the three months ended December 31, 1997 and the three months ended December 31, 1996, as restated, under SFAS No. 128:
                                                     Three Months Ended
                                                         December 31,
                                                        1997    1996

   Net earnings                                    $  199,956   289,397

   Weighted-average shares - Basic EPS                773,750   780,707
   Stock options under treasury stock method            7,682      -
   Weighted-average shares - Diluted EPS              781,432   780,707

   Basic earnings per common share                 $      .26       .37

   Diluted earnings per common share               $      .26       .37

   Options to purchase 49,387 shares of common stock at $19.00 per share were outstanding during the three months ended December 31, 1996, but were not included in the computation of diluted EPS since the exercise price was greater than the average market price of the common stock.
General
Perry County Financial Corporation (Company) has no significant assets other than common stock of Perry County Savings Bank, FSB (Bank), the loan to the ESOP and net proceeds retained by the Company following the conversion. The Company's principal business is the business of the Bank. Therefore, the discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

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

Asset and Liability Management and Market Risk

The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, securities and MBS and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk.

The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the purchase of short and intermediate term securities and adjustable rate mortgage backed securities. Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, during the quarter ended December 31, 1997, the Bank originated primarily 20-year, fixed rate loans. Management does not anticipate that either financial objectives, strategies or instruments used to reduce its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

Year 2000
The Bank is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000" software failures. All major customer applications are processed through the outside service bureau. The service bureau has indicated that it expects to modify existing programs to make them year 2000 compliant. Management of the Bank is unable to estimate any additional expense related to this issue. Any year 2000 compliance failures could result in additional expense to the Bank.

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage-backed and related securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

During November, 1997, the Office of Thrift Supervision (OTS) lowered the liquidity requirement for savings institutions from 5% to 4% of the liquidity base. In addition, the OTS expanded the type of investments considered to be liquid assets, eliminated the 1% short-term liquidity requirement and provided savings institutions the option of computing its liquidity base. The Bank's liquidity ratio exceeded the regulatory requirement at December 31, 1997.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of December 31, 1997, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank's regulatory capital and regulatory capital requirements at
December 31, 1997 are summarized as follows:
                                     Minimum Required      Minimum Required
                                       for Capital to be "Well Capitalized"
                                            Actual             Adequacy
                                       Amount Ratio  Amount Ratio Amount Ratio
                                                (Dollars in Thousands)
Consolidated stockholders' equity      $ 16,358
Stockholders' equity of Company          (3,127)
Unrealized gain on securities               (55)
Tangible capital                         13,176 16.0% $ 1,236 1.5%
General valuation allowance                  25
Total capital to risk-weighted assets  $ 13,201 70.2% $ 1,505 8.0% $ 1,881 10.0%

Tier 1 capital to risk-weighted-assets $ 13,176 70.0% $   752 4.0% $ 1,129  6.0%

Tier 1 capital to total assets         $ 13,176 16.0% $ 2,472 3.0% $ 4,120  5.0%




Commitments to originate mortgage loans and fund loans in process at December 31, 1997 amounted to $697,000, expiring in 180 days or less. The Bank was committed to purchase a $1,000,000 security at December 31, 1997.

Financial Condition
Assets increased from $84.1 million at September 30, 1997 to $85.0 million at December 31, 1997. Securities available for sale decreased from $35.4 million at September 30, 1997 to $32.3 million at December 31, 1997 due to the sale, maturity or call of securities. Proceeds from the sales were used to fund loans and increase cash and cash equivalents. Loans increased from $13.9 million at September 30, 1997 to $15.1 million at December 31, 1997. The Bank is originating primarily 20-year fixed-rates loans at the present time. Accrued interest on securities increased due to the timing of interest payment dates. Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There was one nonaccrual loan for $9,000 at December 31, 1997.

Following is a summary of activity in the allowance for loan losses:

  Balance at September 30, 1997 $ 25,000
   Charge-offs                      -
   Recoveries                       -
   Provision for loan loss          -
  Balance at December 31, 1997  $ 25,000

                          Results of Operation

Net Earnings
Net earnings decreased from $289,000 for the three months ended December 31, 1996 to $200,000 for the three months ended December 31, 1997. The decrease was due primarily to recognition of $140,000 on sale of mortgage-backed securities (MBSs) for the three months ended December 31, 1996 compared to none for the three months ended December 31, 1997.

Net Interest Income
Net interest income increased from $548,000 for the three months ended December 31, 1996 to $557,000 for the three months ended December 31, 1997. Interest income on loans receivable increased as a result of a higher level of loans. Loans receivable, net have increased
substantially in recent years.   Components of interest income vary
from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-bearing assets. Interest expense increased as both for deposits and advances from the FHLB. Interest on deposits increased due to higher local interest rates. A branch office was opened in Perryville by an out of town bank during 1997. Interest on FHLB advances increased due to a higher average balance.





Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three months ended December 31, 1997 and 1996.

Noninterest Income
During the three months ended December 31, 1996, mortgage-backed and related securities with a balance of $2,626,000 were sold for $2,766,000, resulting in a gain of $140,000. The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000. During the three months ended December 31, 1996, securities available for sale with a carrying value of $1.0 million were sold at loss of $5,000. There were no gains or losses on securities or MBSs in the three month period ended December 31, 1997.

Noninterest Expense
Noninterest expense increased from $241,000 for the three months ended December 31, 1996 to $236,000 for the three months ended December 31, 1997. Compensation and benefits increased primarily as a result of higher ESOP expense, which increased from $20,000 for the three months ended December 31, 1996 to $26,000 for the three months ended December 31, 1997. ESOP expense is affected by changes in the market price of the Company's stock. After the SAIF was recapitalized with the one-time special assessments, recurring premiums are assessed at a substantially lower rate.

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


                         PERRY COUNTY FINANCIAL CORPORATION
                                   (Registrant)


DATE: February 11, 1998       BY: Leo J. Rozier
                              Leo J. Rozier, President, Chief Executive
                              Officer and Duly Authorized Officer
                              and Principal Financial Officer