Form 10QSB
period 1998-03-31
PERRY COUNTY FINANCIAL CORP
filed 1998-05-11
CIK 931074

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

For the quarterly period ended March 31, 1998

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


                       Class                   Outstanding April 22, 1998
Common Stock, par value $.01 per share                   827,897


             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 1998

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

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY


                          Consolidated Balance Sheets
                                 (Unaudited)

                                                                                      March 31,    September 30,
                                                                                        1998             1997
     Assets
Cash and cash equivalents                                                        $      7,835,698         2,552,167
Securities available for sale, at market value (amortized cost of
     $32,906,918 and $35,557,757, respectively)                                        32,900,400        35,411,629
Federal Home Loan Bank Stock                                                              601,500           601,500
Mortgage-backed securities available for sale, at market value
   (amortized cost of $28,291,667 and $30,499,492, respectively)                       28,506,020        30,631,091
Loans receivable, net                                                                  15,272,519        13,910,147
Premises and equipment, net
         280,184           287,495
Accrued interest receivable:
   Securities                                                                             397,256           474,971
   Mortgage-backed securities                                                             161,284           173,771
   Loans receivable                                                                        66,340            60,255
Other assets                                                                               59,746            32,178
        Total assets                                                             $     86,080,947        84,135,204

Liabilities and Stockholders' Equity

Deposits                                                                         $     62,517,397        61,071,074
Accrued interest on deposits                                                              120,546           122,156
Advances from FHLB of Des Moines                                                        6,500,000         6,500,000
Advances from borrowers for taxes and insurance                                           110,555           158,236
Other liabilities                                                                          99,618            25,636
Income taxes payable                                                                      431,269           209,502
        Total liabilities                                                              69,779,385        68,086,604
Commitments and contingencies
Stockholders' equity:
   Serial preferred stock, $.01 par value; 1,000,000 shares
     authorized; shares issued and outstanding - none                                      -                  -
   Common stock, $.01 par value; 5,000,000 shares authorized;
     856,452 shares issued                                                                  8,565             8,565
   Additional paid-in capital                                                           8,140,876         8,110,852
   Common stock acquired by ESOP                                                         (524,230)         (547,216)
   Common stock acquired by MRP                                                          (218,224)         (257,269)
   Unrealized (loss) gain on securities available for sale, net                           130,936            (9,153)
   Treasury stock, at cost, 28,555 shares                                                (499,815)         (499,815)
   Retained earnings - substantially restricted                                         9,263,454         9,242,636
        Total stockholders' equity                                                     16,301,562        16,048,600
        Total liabilities and stockholders' equity                               $     86,080,947        84,135,204

See accompanying notes to consolidated financial statements.

             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                    Consolidated Statements of Earnings
                               (Unaudited)


                                                         Three Months Ended                Six Months Ended
                                                                March 31,                       March 31,
                                                         1998            1997            1998             1997
Interest income:
   Loans receivable                                $       311,429          246,235         597,998         483,538
   Mortgage-backed securities                              489,015          513,117         995,687       1,003,130
   Securities                                              577,815          552,359       1,204,586       1,106,912
   Other interest-earning assets                            83,675           54,855         119,428         128,107
     Total interest income                               1,461,934        1,366,566       2,917,699       2,721,687
Interest expense:
   Deposits                                                799,228          746,300       1,598,741       1,515,549
   Advances from FHLB                                       96,262           36,688         195,538          74,816
     Total interest expense                                895,490          782,988       1,794,279       1,590,365
     Net interest income                                   566,444          583,578       1,123,420       1,131,322
Provision for loan losses                                    -               -                -               -
     Net interest income after
        provision for loan losses                          566,444          583,578       1,123,420       1,131,322
Noninterest income:
   Service charges on NOW accounts                           6,852            6,515          15,183          13,422
   Loss on sale of securities
     available for sale                                      -               -                -              (5,000)
   Gain on sale of mortgage-backed
     securities available for sale                           -               -                -             139,655
   Other                                                     4,590            4,334           5,324           5,867
     Total noninterest income                               11,442           10,849          20,507         153,944
Noninterest expense:
   Compensation and benefits                               148,708          136,790         301,468         279,806
   Occupancy expense                                         7,288            7,036          14,884          13,977
   Equipment and data processing expense                    23,227           19,931          43,054          40,198
   SAIF deposit insurance premium                            9,566            2,291          19,134          35,410
   Other                                                    45,488           41,784          91,516          79,673
     Total noninterest expense                             234,277          207,832         470,056         449,064
     Earnings before income taxes                          343,609          386,595         673,871         836,202
Income taxes                                               136,159          150,949         266,465         311,159
     Net earnings                                  $       207,450          235,646         407,406         525,043

Basic earnings per common share                    $           .27              .31             .53             .68

Diluted earnings per common share                  $           .26              .31             .52             .68

Dividends per share                                $           .50              .40             .50             .40



See accompanying notes to consolidated financial statements.

              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                    Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                                                Six Months Ended
                                                                                                   March 31,
                                                                                              1998             1997
Cash flows from operating activities:
   Net earnings                                                                       $        407,406           525,043
   Adjustments to reconcile net earnings to net cash provided by
   (used for) operating activities:
      Depreciation expense                                                                       7,311             7,302
      ESOP expense                                                                              53,010            40,235
      MRP expense                                                                               39,045            39,045
      Amortization of premiums (discounts) and loan fees, net                                 (149,717)           (1,447)
      Loss on sale of securities available for sale                                              -                 5,000
      Gain on sale of mortgage-backed securities available for sale                              -              (139,655)
   Decrease (increase) in:
      Accrued interest receivable                                                               84,117            55,861
      Other assets                                                                             (27,568)          161,226
   Increase (decrease) in:
      Accrued interest on deposits and other liabilities                                        72,372          (402,104)
      Income taxes payable                                                                     139,491            (3,382)
           Net cash provided by (used for) operating activities                                625,467           287,124
Cash flows from investing activities:
   Loans originated, net of principal collections on loans                                  (1,362,372)         (673,326)
   Mortgage-backed securities available for sale:
      Purchased                                                                                  -            (4,232,791)
      Principal collections                                                                  2,208,382         1,633,510
      Proceeds from sale                                                                         -             2,765,537
   Securities available for sale:
      Purchased                                                                             (9,000,000)       (3,500,000)
      Proceeds from maturity or call                                                        11,000,000         4,500,000
      Proceeds from sale                                                                       800,000           995,000
   Purchase of premises and equipment, net                                                       -                  (412)
           Net cash provided by (used for) investing activities                              3,646,010         1,487,518
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                                                               1,446,323          (514,778)
      Advances from borrowers for taxes and insurance                                          (47,681)          (44,772)
   Advances from FHLB                                                                        2,000,000             -
   Repayment of advances from FHLB                                                          (2,000,000)            -
   Purchase of treasury stock                                                                    -              (762,372)
   Dividends paid to shareholders                                                             (386,588)         (299,667)
           Net cash provided by (used for) financing activities                              1,012,054        (1,621,589)
           Net increase (decrease) in cash and cash equivalents                              5,283,531           153,053
Cash and cash equivalents at beginning of period                                             2,552,167         3,236,497
Cash and cash equivalents at end of period                                            $      7,835,698         3,389,550

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest on deposits                                                               $      1,600,351         1,534,059
   Interest on advances from FHLB of Des Moines                                                195,538            74,816
   Federal and state income taxes                                                     $        126,973           289,338

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

 (2) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129,
     "Disclosure of Information about Capital Structure."  The Statements supersede APB Opinion No.
     15, amend certain other accounting pronouncements, and modify the presentation of earnings per share.  The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997.  Following is a summary of basic and diluted earnings per common share for the three and six months ended March 31, 1998 and the three and six months ended March 31, 1997, as restated, under SFAS No. 128:

                                                         Three Months Ended                Six Months Ended
                                                                March 31,                       March 31,
                                                         1998            1997             1998             1997
     Net earnings                                  $       207,450          235,646         407,406         525,043

     Weighted-average shares - Basic EPS                   774,899          757,338         774,324         769,023
     Stock options - treasury stock method                  10,187           -               10,187           -
     Weighted-average shares - Diluted EPS                 785,086          757,338         784,511         769,023

     Basic earnings per common share               $           .27              .31             .53             .68

     Diluted earnings per common share             $           .26              .31             .52             .68

     Options to purchase 70,798 shares of common stock at $19.00 per share were outstanding during the three and six months ended March 31, 1997, but were not included in the computation of diluted EPS since the exercise price was greater than the average market price of the common stock.


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

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates.  The Bank has an exposure to interest rate risk, including short-term U.S.
prime interest rates.  The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.  In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates.  Such strategies include the purchase of short and intermediate term securities and adjustable rate mortgage backed securities.  Although the Bank has originated adjustable rate mortgage loans
(AMLs) in the past, during the six months ended March 31, 1998, the Bank originated primarily 20-year, fixed rate loans.  Management does not anticipate that either financial objectives, strategies or instruments used to manage its interest rate risk exposure will change significantly in the near future.

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


               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
Year 2000
The Bank is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000"
software failures.  All major customer applications are processed through the outside service bureau.
The service bureau has indicated that it expects to modify existing programs to make them year 2000 compliant.  Management of the Bank is unable to estimate any additional expense related to this issue.
Any year 2000 compliance failures could result in additional expense to the Bank.

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage-backed securities (MBSs), loan repayments by borrowers and net earnings.
The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

During November, 1997, the Office of Thrift Supervision (OTS) lowered the liquidity requirement for savings institutions from 5% to 4% of the liquidity base.  The Bank's liquidity ratio exceeded the regulatory requirement at March 31, 1998.

The Bank is required to maintain certain minimum capital requirements under OTS regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators which, if undertaken, could have a direct material effect on the Bank's financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.

The Bank's regulatory capital and minimum capital requirements at March 31, 1998 are summarized as follows:

                                                                    Minimum Required          Minimum Required
                                                                         for Capital              to be "Well
                                                  Actual                  Adequacy                 Capitalized"
                                         Amount          Ratio     Amount          Ratio    Amount          Ratio
                                                                  (Dollars in Thousands)
Consolidated stockholders' equity     $      16,302
Stockholders' equity of Company              (3,188)
Unrealized gain on securities                  (131)
Tangible capital                             12,983        15.6%      $ 1,250         1.5%
General valuation allowance                      25
Total capital to risk-weighted assets $      13,008        67.1%      $ 1,550         8.0%      $ 1,938       10.0%

Tier 1 capital to risk-weighted-assets$      12,983        67.0%     $    775         4.0%      $ 1,163        6.0%

Tier 1 capital to total assets        $      12,983        15.6%      $ 2,499         3.0%      $ 4,166        5.0%


Commitments to originate mortgage loans and fund loans in process at March 31, 1998 amounted to
$361,000, expiring in 180 days or less.  Commitments to purchase securities amounted to $2,000,000 at March 31, 1998.


               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Financial Condition
Assets increased from $84.1 million at September 30, 1997 to $86.1 million at March 31, 1998.
Securities and mortgage-backed securities portfolios decreased $2.5 million and $2.1 million, respectively, from the September 30, 1997 balances.  Proceeds from sales, maturity or call of securities, principal collections on loans and MBSs, and net savings deposits were used to fund loans, increase cash and cash equivalents and purchase securities.  Loans increased from $13.9 million at
September 30, 1997 to $15.3 million at March 31, 1998.  The Bank is originating primarily 20-year fixed-rates loans at the present time.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days.  There were no nonaccrual loans at September 30, 1997 or March 31, 1998.

Following is a summary of the allowance for loan losses:

Balance, September 30, 1997           $      25,000
   Charge-offs                                -
   Recoveries                                 -
   Provision for loan losses                  -
Balance, March 31, 1998               $      25,000

                                                Results of Operation

Net Earnings
Net earnings decreased from $236,000 for the three months ended March 31, 1997 to $207,000 for the three months ended March 31, 1998.  Net earnings decreased from $525,000 for the six months ended March 31, 1997 to $407,000 for the six months ended March 31, 1998.  Net earnings for the three months ended March 31, 1998 decreased from the comparable period in 1997 due to lower net interest income and higher noninterest expense.  Net earnings for the six months ended March 31,
1998 decreased from the comparable period in 1997 as a result of net gain on sale of securities and
MBSs of $135,000, which was recognized during the 1997 period, and higher noninterest expense in
1998.

Net Interest Income
Net interest income decreased from $584,000 for the three months ended March 31, 1997 to
$566,000 for the three months ended March 31, 1998.  Net interest income decreased from
$1,131,000 for the six months ended March 31, 1997 to $1,123,000 for the six months ended March
31, 1998.  Interest income increased as a result of a higher level of loans and other interest-earning assets.  Loans receivable, net have increased substantially in recent years.  Components of interest income vary from time to time based on the availability and interest rates of loans, securities, mortgage-
backed securities (MBSs), and other interest-bearing assets.  Interest expense increased as a result of a higher average balance of FHLB advances outstanding and a higher weighted-average rate on deposits.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.  As a result of this evaluation, the Bank made no provision for loan losses for the three and six months ended March 31, 1997 and
1998.

Noninterest Income
During the six months ended March 31, 1997, securities available for sale with a carrying value of $1.0 million were sold at a loss of $5,000 and MBSs with a carrying value of $2,626,000 were sold at a gain of $140,000.  The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000.

Noninterest Expense
Noninterest expense increased from $208,000 for the three months ended March 31, 1997 to
$234,000 for the three months ended March 31, 1998.  Noninterest expense increased from $449,000 for the six months ended March 31, 1997 to $470,000 for the six months ended March 31, 1998.
The increase was primarily a result of higher compensation and benefits.  Compensation and benefits increased largely due to higher ESOP expense, which increased from $40,000 for the six months ended
March 31, 1997 to $53,000 for the six months ended March 31, 1998.  Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Bank's stock.  SAIF deposit insurance premium for the six months ended March 31, 1998 decreased from the comparable period in 1997 as a result of a lower assessment rate.  Other noninterest expense for the six months ended March 31, 1998 increased from the comparable period in 1997 as a result of higher professional services due to operating as a public company.

Income Taxes
Income taxes decreased due to lower earnings before income taxes.



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

Item 4 - Submission of Matters to a Vote of Security Holders

     (a)    On January 21, 1998 the Company held its Annual Meeting of Stockholders.

     (b)    At the meeting Leo J. Rozier and Stephen C. Rozier were elected for terms to expire in 2001.

     (c)    Stockholders voted on the following matters:

            (i)   The election of the following directors of the Company:

                  DIRECTOR:                   FOR          ABSTAIN

                  Leo J. Rozier            775,695            10,543
                  Stephen C. Rozier        777,739             8,499

            (ii)  The ratification of the appointment of Michael Trokey & Company, P.C. as auditors for the Company for the fiscal year ended September 30, 1998:

                  VOTES:                 FOR       AGAINST          ABSTAIN

                  786,238             782,470         544             3,224

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits: none

     (b)  Reports on Form 8-K: None


               PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY


                          PART II - Other Information


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PERRY COUNTY FINANCIAL CORPORATION
                                                         (Registrant)


DATE: May 6, 1998                        BY: Leo J. Rozier
                                              Leo J. Rozier, President, Chief Executive
                                              Officer, Duly Authorized Officer
                                              and Principal Financial Officer