Form 10QSB
period 1998-06-30
PERRY COUNTY FINANCIAL CORP
filed 1998-08-17
CIK 931074

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      450 5TH STREET, N.W.
                    WASHINGTON, D. C. 20549

                        FORM 10-QSB
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______
                                   Commission File No. 025088

                    PERRY COUNTY FINANCIAL CORPORATION
         (Exact name of registrant as specified in its charter)

             Missouri                             43-1694505

(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

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

Class                                Outstanding July 31, 1998
Common Stock, par value
$.01 per share                             827,897



             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         FORM 10-QSB

               FOR THE QUARTER ENDED JUNE 30, 1998

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


              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Balance Sheets
                               (Unaudited)




                                       June 30,     September 30,
Assets                                   1998           1997
Cash and cash equivalents             $ 6,301,795      2,552,167
Securities available for sale,
  at market value (amortized cost
  of $35,407,106 and $35,557,757,
  respectively)                        35,388,676     35,411,629
Federal Home Loan Bank Stock              425,000        601,500
Mortgage backed securities
  available for sale, at market
  value (amortized cost of
  $30,507,026 and $30,499,492,
  respectively)                        30,770,643     30,631,091
     Loans receivable, net             15,720,367     13,910,147
Premises and equipment, net               323,306        287,495
Accrued interest receivable:
  Securities                              540,182        474,971
  Mortgage backed securities              172,837        173,771
  Loans receivable                         69,722         60,255
  Other assets                             48,147         32,178

        Total assets                  $89,760,675     84,135,204

Liabilities and Stockholders' Equity

Deposits                              $64,108,823     61,071,074
Accrued interest on deposits              121,156        122,156
Advances from FHLB of Des Moines        8,500,000      6,500,000
Advances from borrowers for taxes
  and insurance                           150,413        158,236
Other liabilities                          29,056         25,636
Income taxes payable                      273,758        209,502
Total liabilities                      73,183,206     68,086,604
Commitments and contingencies
Stockholders' equity:
 Serial preferred stock, $.01 par
 value; 1,000,000 shares authorized;
 shares issued and outstanding: none
Common stock, $.01 par value;
  5,000,000 shares authorized;
   856,452 share issued
    and outstanding                         8,565          8,565
Additional paid in capital              8,156,391      8,110,852
Common stock acquired by ESOP            (512,738)      (547,216)
Common stock acquired by MRP             (198,702)      (257,269)
Unrealized gain (loss) on securities
  and mortgage backed securities
  available for sale, net                 154,468         (9,153)
Treasury stock, at cost, 28,555 shares   (499,815)      (499,815)
Retained earnings _  substantially
  restricted                            9,469,300      9,242,636
   Total stockholders' equity          16,577,469     16,048,600
   Total liabilities and stockholders'
     equity                           $89,760,675     84,135,204


See accompanying notes to consolidated financial statements.

              PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                    Consolidated Statements of Earnings
                              (Unaudited)

                                           Three Months Ended
                                                June 30,
                                            1998         1997
Interest income:
  Loans receivable                        $304,839     257,184
  Mortgage-backed securities               497,467     511,707
  Securities                               592,079     599,231
  Other interest-earning assets             91,719      19,934
    Total interest income                1,486,104   1,388,056
Interest expense:
  Deposits                                 824,511     747,850
  Advances from FHLB                       112,016      47,809
    Total interest expense                 936,527     795,659
      Net interest income                  549,577     592,397
Provision for loan losses                        0           0
    Net interest income after
      provision for loan losses            549,577     592,397
Noninterest income:
  Gain (loss) on sale of securities
    available for sale                                 (12,500)
  Gain (loss) on sale of mortgage
    backed securities available for
    sale                                     3,760       8,415
  Service charges on NOW accounts            7,188       6,815
  Other                                       (127)        964
    Total noninterest income                10,821       3,694
Noninterest expense:
  Compensation and benefits                144,941     137,218
  Occupancy expense                          8,204       6,920
  Equipment and data processing expense     18,454      18,967
  SAIF deposit insurance premium             9,565      10,098
  Professional services                     27,366      32,086
  Other                                     11,715      12,854
Total noninterest expense                  220,245     218,143
     Earnings before income taxes          340,153     377,948
Income taxes                               134,307     147,700
Net earnings                             $ 205,846     230,248

Basic earnings per common share          $     .27         .30

Diluted earnings per common share        $     .26         .30

Dividends per share                      $     .00         .00


See accompanying notes to consolidated financial statements.

    PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

          Consolidated Statements of Earnings
                    (Unaudited)

                                             Nine Months Ended
                                                 June 30,
                                             1998       1997
Interest income:
  Loans receivable                       $  902,837     740,722
  Mortgage backed securities              1,493,154   1,514,837
  Securities                              1,796,665   1,706,143
  Other interest earning asset              211,147     148,041
   Total interest income                  4,403,803   4,109,743
Interest expense:
  Deposits                                2,423,252   2,263,399
  Advances from FHLB                        307,554     122,625
    Total interest expense                2,730,806   2,386,024
    Net interest income                   1,672,997   1,723,719
Provision for loan losses                         0           0
    Net interest income after
      provision for loan losses           1,672,997   1,723,719
Noninterest income:
 Gain (loss) on sale of securities
   available for sale                             0     (17,500)
 Gain (loss) on sale of mortgage-backed
   securities available for sale              3,760     148,070
 Service charges on NOW accounts             22,371      20,237
  Other                                       5,197       6,831
   Total noninterest income                  31,328     157,638
Noninterest expense:
 Compensation and benefits                  446,409     417,024
 Occupancy expense                           23,088      20,897
 Equipment and data processing expense       61,508      59,165
 SAIF deposit insurance premium              28,699      45,508
 Professional services                       78,793      72,160
 Other                                       51,804      52,453
   Total noninterest expense                690,301     667,207
   Earnings before income taxes           1,014,024   1,214,150
Income taxes                                400,772     458,859
   Net earnings                            $613,252     755,291

Basic earnings per common share                $.79         .99

Diluted earnings per common share              $.78         .98
Dividends per share                            $.50         .40




See accompanying notes to consolidated financial statements.

    PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

         Consolidated Statements of Cash Flows
                    (Unaudited)

                                              Nine Months Ended
                                                    June 30,
                                               1998       1997
Cash flows from operating activities:
  Net earnings                              $613,252     755,291
  Adjustments to reconcile net earnings
   to net cash provided by (used for)
    operating activities:
      Depreciation expense                    10,974      10,925
      ESOP expense                            80,017      62,645
      MRP expense                             58,567      58,567
     Amortization of premiums
       (discounts), net                     (233,527)   (134,343)
      Loss (gain) on sale of securities
        available for sale                         0      17,500
      Loss (gain) on sale of mortgage
        backed securities
         available for sale                   (3,760)   (148,070)
    Decrease (increase) in:
      Accrued interest receivable            (73,744)   (102,403)
      Other assets                           (15,969)    145,860
    Increase (decrease) in:
      Accrued interest on deposits and
        other liabilities                      2,420    (421,115)
      Income taxes payable                   (31,839)    (86,463)
        Net cash provided by (used for)
          operating activities               406,391     158,394
Cash flows from investing activities:
  Loans originated, net of principal
    collections on loans                  (1,810,220) (1,587,538)
  Mortgage backed securities available
    for sale:
      Purchased                           (4,995,682) (5,259,212)
      Principal collections                4,092,172   2,961,817
     Proceeds from sale                      901,069   4,594,985
       Securities available for sale:
       Purchased                         (16,467,155) (8,500,000)
       Proceeds from maturity or call     16,050,000   6,500,000
       Proceeds from sale                    800,000   1,982,500
   Redemption of FHLB stock, net             176,500           0
   Purchase of premises and equipment,
     net                                     (46,785)       (543)
      Net cash provided by (used for)
        investing activities              (1,300,101)    692,009
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                               3,037,749  (2,019,253)
    Advances from borrowers for taxes
      and insurance                           (7,823)    (15,363)
  Proceeds from advance from FHLB
    of Des Moines                          8,500,000   4,500,000
  Payment of advance from FHLB
    of Des Moines                         (6,500,000) (2,500,000)
  Exercise of stock options                        0     406,809
  Purchase of treasury stock                       0    (802,121)
  Dividends paid to shareholders            (386,588)   (299,667)
     Net cash provided by (used for)
       financing activities                4,643,338    (729,595)
     Net increase (decrease) in cash
       and cash equivalents                3,749,628     120,808
Cash and cash equivalents at
   beginning of period                     2,552,167   3,236,497
Cash and cash equivalents at
   end of period                           6,301,795   3,357,305
Supplemental disclosures of cash flow
   information:
     Cash paid during the period for:
       Interest on deposits            $   2,424,252   2,280,219
      Interest on advances from FHLB
        of Des Moines                        307,554     122,625
       Federal and state income taxes  $     432,611     403,740



See accompanying notes to consolidated financial statements.

        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                         (Unaudited)

(1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1997 contained in the 1997 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10 KSB.

(2) In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." The Statements supersede APB Opinion No. 15, amend certain other accounting pronouncements, and modify the presentation of earnings per share. The Statements are effective for financial statements for both interim periods and years ending after December 15, 1997. Following is a summary of basic and diluted earnings per common share for the three and nine months ended June 30, 1998 and the three and nine months ended June 30, 1997, as restated, under SFAS No. 128:

                                              Three Months Ended
                                                   June 30,
                                                1998      1997

Net earnings                                $ 205,846    230,248

Weighted average shares Basic EPS             776,049    761,085
Stock options  treasury stock method            9,668        956
Weighted average shares Diluted EPS           785,717    762,041

Basic earnings per common share             $     .27        .30

Diluted earnings per common share           $     .26        .30


                                               Nine Months Ended
                                                    June 30,
                                                  1998      1997

Net earnings                                $  613,252   755,291

Weighted average shares Basic EPS              774,899   766,377
Stock options treasury stock method              9,668       956
Weighted average shares Diluted EPS            784,567   767,333

Basic earnings per common share             $      .79       .99

Diluted earnings per common share           $      .78       .98

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

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Asset and Liability Management and Market Risk

The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, securities and MBS and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest bearing liabilities mature or reprice at different times, or on a different basis, than its interest earning assets. The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk.

The Bank's principal financial objective is to achieve long term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short term U.S. prime interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank's strategies are intended to stabilize net interest income for the long term by protecting its interest rate spread against increases in interest rates. Such strategies include the purchase of short and intermediate term securities and adjustable rate mortgage backed securities. Although the Bank has originated adjustable rate mortgage loans
(AMLs) in the past, during the nine months ended June 30, 1998, the Bank originated primarily 20 year, fixed rate loans. Management does not anticipate that either financial objectives, strategies or instruments used to manage its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off balance sheet contracts). Loans, deposits, and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions. Under OTS regulations, an institution's normal level of interest rate risk in the event of this assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. This procedure for measuring interest rate risk was developed by the OTS to replace the gap analysis (the difference between interest earning assets and interest bearing liabilities that mature or reprice within a specific time period).

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

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage backed securities (MBSs), loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

During November, 1997, the Office of Thrift Supervision (OTS) lowered the liquidity requirement for savings institutions from 5% to 4% of the liquidity base. The Bank's liquidity ratio exceeded the regulatory requirement at June 30, 1998.

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

The Bank's regulatory capital and minimum capital requirements at June 30, 1998 are summarized as follows:

                                                Minimum Required
                                                   for Capital
                                       Actual       Adequacy
                                    Amount  Ratio  Amount  Ratio
                                     (Dollars in Thousands)

Consolidated stockholders' equity   $16,577
Stockholders' equity of Company      (3,207)
Unrealized gain on securities          (154)
Tangible capital                     13,216   5.2%  $1,307  1.5%
General valuation allowance              25
Total capital to risk weighted
  assets                            $13,241  65.5%  $1,617  8.0%

Tier 1 capital to risk weighted
  assets                            $13,216  65.4%  $  808  4.0%

Tier 1 capital to total assets      $13,216  15.2%  $2,613  3.0%


                                             Minimum Required
                                                to be "Well
                                               Capitalized"
                                              Amount  Ratio
                                         (Dollars in Thousands)

                                            Amount     Ratio
Total capital to risk weighted assets      $ 2,021      10.0%

Tier 1 capital to risk weighted
  assets                                   $ 1,213       6.0%

Tier 1 capital to total assets             $ 4,356       5.0%


Commitments to originate mortgage loans and fund loans in process at June 30, 1998 amounted to $739,000, expiring in 180 days or less. Commitments to purchase securities amounted to $1,000,000 at June 30, 1998.

       PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

            Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                   Financial Condition

                   Assets increased from $84.1 million at
September 30, 1997 to $89.8 million at June 30, 1998. Proceeds from net savings deposits and advances from the Federal Home Loan Bank (FHLB) were used to fund loans and increase cash and cash
equivalents.   Loans increased from $13.9 million at September
30, 1997 to $15.7 million at June 30, 1998. The Bank is originating primarily 20 year fixed rate loans at the present time. Accrued interest on securities increased due to the timing of interest payments dates.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at September 30, 1997 or June 30, 1998.

Following is a summary of the allowance for loan losses:

Balance, September 30, 1997                $ 25,000
Charge offs                                       0
Recoveries                                        0
Provision for loan losses                         0
Balance, June 30, 1998                      $25,000

                           Results of Operation
Net Earnings

Net earnings decreased from $230,000 for the three months ended June 30, 1997 to $206,000 for the three months ended June 30, 1998. Net earnings decreased from $755,000 for the nine months ended June 30, 1997 to $613,000 for the nine months ended June 30, 1998. Net earnings for the three months ended June 30, 1998 decreased from the comparable period in 1997 due to lower net interest income. Net earnings for the nine months ended June 30, 1998 decreased from the comparable period in 1997 as a result of net gain on sale of securities and MBSs of $131,000, which was recognized in 1997, lower net interest income and higher noninterest expense in 1998.

Net Interest Income

Net interest income decreased from $592,000 for the three months ended June 30, 1997 to $550,000 for the three months ended June 30, 1998. Net interest income decreased from $1,724,000 for the nine months ended June 30, 1997 to $1,673,000 for the nine months ended June 30, 1998. Interest income increased as a result of a higher level of loans and other interest-earning assets. Loans receivable, net have increased substantially in recent years. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, mortgage backed securities (MBSs), and other interest bearing assets. Interest expense increased as a result of a higher average balance of FHLB advances outstanding and a higher weighted average rate on deposits.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three and nine months ended June 30, 1997 and 1998.

Noninterest Income

During the nine months ended June 30, 1997, securities available for sale with a carrying value of $2.0 million were sold at a loss of $17,500 and MBSs with a carrying value of $4.6 million were sold at a gain of $148,000. The sales were primarily small balance pools and one collateralized mortgage obligation of $500,000. During the nine months ended June 30, 1998, securities with a carrying value of $800,000 were sold at no gain nor loss and MBSs with a carrying value of $897,000 were sold at a net gain of $4,000.

Noninterest Expense

Noninterest expense increased from $218,000 for the three months ended June 30, 1997 to $220,000 for the three months ended June 30, 1998. Noninterest expense increased from $667,000 for the nine months ended June 30, 1997 to $690,000 for the nine months ended June 30, 1998. The increase for the nine months was primarily a result of higher compensation and benefits offset by lower SAIF deposit insurance premium. Compensation and benefits increased largely due to higher ESOP expense, which increased from $64,000 for the nine months ended June 30, 1997 to $82,000 for the nine months ended June 30, 1998. Under generally accepted accounting principles, expense of the ESOP is affected by changes in the market price of the Bank's stock. SAIF deposit insurance premium for the nine months ended June 30, 1998 decreased from the comparable period in 1997 as a result of a lower assessment rate.

Income Taxes

Income taxes decreased due to lower earnings before income taxes.

             PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                      PART II - Other Information


Item 1   Legal Proceeding

         There are no material legal proceedings to which the Holding Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2   Changes in Securities

         None.

Item 3   Defaults upon Senior Securities

         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None.

Item 6   Exhibits and Reports on Form 8-K.

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

                              PERRY COUNTY FINANCIAL CORPORATION
                                       (Registrant)

DATE: August 3, 1998            BY: Leo J. Rozier
                                    Leo J. Rozier, President,
                                Chief Executive Officer and
                              Duly Authorized Officer