Form 10KSB
period 1998-09-30
PERRY COUNTY FINANCIAL CORP
filed 1998-12-30
CIK 931074


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

[X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended September 30, 1998
                                   OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period  from             to
     Commission file number 0-25088


                   PERRY COUNTY FINANCIAL CORPORATION

             (Name of small business issuer in its charter)


        Missouri

(State or other jurisdiction of incorporation or organization)


        43-1694505
(I.R.S. Employer Identification No.)



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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.
     Check if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [ X ]
     State  the  issuer's  revenues  for its  most  recent  fiscal  year:
$6,009,193.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of December 1, 1998, was approximately
$14.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
     As of December 1, 1998, there were 810,897 shares issued and outstanding of the Registrant's Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE
     Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1998.
     Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of
Stockholders.

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

     At September 30, 1998, the Company had $96.8 million of assets and stockholders' equity of $16.9 million (or 17.4% of total assets).

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

     The Bank. The Bank is a federally chartered stock savings association headquartered in Perryville, Missouri. Its deposits are insured up to applicable limits by the Federal Deposit
Insurance Corporation (the "FDIC"), which is backed by the full faith and credit of the United States. The Bank's primary market area is Perry County, Missouri, which is serviced through its office in Perryville, Missouri.

     The  principal  business of the Bank consists of  attracting retail  deposits from the general public and using such  deposits to  purchase  securities and mortgage-backed  securities  and  to
originate   mortgage  loans  secured  by  one-   to   four-family
residences  and,  to  a lesser extent, commercial,  construction, development and multi-family real estate loans and loans  secured by  deposit accounts.  At September 30, 1998, at least 90% of the
Bank's  real  estate  mortgage loans were secured  by  properties located in Missouri.

     The  Company's revenues are derived primarily from  interest earned  on securities, mortgage-backed securities and on mortgage
loans.   The  Company does not originate loans to fund  leveraged
buyouts, and has no loans to foreign corporations or governments.
The Company only solicits deposits in its primary market area and does not accept brokered deposits.


Impact of the Year 2000

     The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. Much of the Company's data processing is accomplished with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded; however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant; consequently, the Company could incur incremental costs to convert to another vendor. The
Company identified certain of its hardware and software that would not be Year 2000 compliant and purchased new equipment and software amounting to $63,000, in 1998.

Forward-Looking Statements

     When  used in this Form 10-KSB and in future filings by  the
Company  with the Securities and Exchange Commission (the "SEC"), in  the  Company's press releases or other public or  shareholder communications, and in oral statements made with the approval  of an  authorized  executive officer, the  words  or  phrases  "will
likely   result",  "are  expected  to",  "will   continue",   "is
anticipated",  "estimate", "project" or similar  expressions  are intended  to  identify  "forward-looking statements"  within  the meaning of the Private Securities Litigation Reform Act of  1995.
Such statements are subject to risks and uncertainties, including but  not  limited  to  changes  in  economic  conditions  in  the
Company's   market  area,  changes  in  policies  by   regulatory
agencies, fluctuations in interest rates, demand for loans in the
Company's market area and competition, all or some of which could
cause   actual  results  to  differ  materially  from  historical
earnings  and  those  presently anticipated  or  projected.   The
Company wishes to caution readers not to place undue reliance  on any  such forward-looking statements, which speak only as of  the date  made and are subject to the above-stated qualifications  in any event.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could  cause the Company's actual results for future  periods  to differ materially from any opinions or statements expressed  with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     General.   The  Bank's loan portfolio consists primarily  of
conventional, first mortgage loans secured by one- to four-family residences  and,  to a lesser extent, consumer, multi-family  and commercial  real  estate  loans and construction  or  development loans.  At September 30, 1998, the Bank's gross loans outstanding totaled $16.0 million, of which $13.5 million or 84.4% were  one-
to  four-family residential mortgage loans.  One- to  four-family
mortgage  loans were primarily fixed rate loans.   At  that  same
date,  commercial and multi-family residential real estate  loans
totaled  $769,000, all of which were fixed-rate loans.   Also  at
that  date, the Bank's construction and development loans totaled
$1.3  million or 7.9% of the Bank's total loan portfolio, all  of which were fixed-rate loans.

     At September 30, 1998, the balance of the Bank's loans consisted of $454,000 of loans secured by deposit accounts, which represented 2.8% of the Bank's gross loan portfolio.

     The  Bank and the Company also invest in mortgage-backed and related  securities  and U.S. government and agency  obligations.
At   September  30,  1998,  mortgage-backed  securities   totaled
$34.1million  or  35.3% of total assets and U.S.  government  and agency  obligations  totaled $33.3  million  or  34.4%  of  total assets.  See "Investment Activities."

     All  loans  up  to $85,000 must be approved  by  the  Bank's
President. Requests for loans greater than $85,000 are reviewed and considered for approval by the Board of Directors on a case-by-case basis.

     The  Bank's loans-to-one-borrower limit is generally limited to  the  greater  of  15% of unimpaired capital  and  surplus  or
$500,000.   See  "Regulation  -  Federal  Regulation  of  Savings
Associations."  At September 30, 1998, the maximum  amount  which the Bank could have lent under this limit to any one borrower and the  borrower's related entities was approximately $2.1  million.
At  September 30, 1998, the Bank had no loans or groups of  loans to  related borrowers with outstanding balances in excess of this amount.  The Bank's largest lending relationship at September 30,
1998  was a $390,000 loan to one borrower secured by a commercial building  located  in Perry County, Missouri.  The  next  largest lending relationship at September 30, 1998 was a $193,000 loan to one borrower secured by a farm located in Perry County, Missouri.
Both of these loans were current as of September 30, 1998.

     Loan   Portfolio  Composition.   The  following  information
concerning  the  composition of the  Bank's  loan  portfolios  in dollar amounts and in percentages (before deductions for loans in process,  deferred fees and discounts and allowances for  losses)
as of the dates indicated.


                        September 30,

                         1998          1997          1996

                       Amount Percent Amount Percent Amount Percent

                        (Dollars in Thousands)
Real Estate Loans:
 One- to four-family    $13,496  84.4% $11,844  81.5 $10,459  87.2%
 Multi-family                42    .3       64    .4      86    .7
 Commercial                 727   4.6      726   5.0     248   2.1
 Construction or
   development            1,269   7.9    1,519  10.5     806   6.7
     Total real estate
       loans             15,534  97.2   14,153  97.4  11,599  96.7

Other Loans:
 Consumer Loans:
  Deposit account
                            454   2.8      382   2.6     396   3.3
     Total consumer
       loans                454   2.8      382   2.6     396   3.3

     Total loans         15,988 100.0%  14,535 100.0% 11,995 100.0%

Less:
 Loans in process           190            591           249
 Deferred fees and            9              9             3
 Allowance for losses        25             25            25
 Total loans
   receivable, net      $15,764        $13,910       $11,718


     Adjustable  rate  loans  included  in  the  loan   portfolio
amounted to $1,013,000 at September 30, 1998.

     The following table sets forth certain information at September 30, 1998 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans.
The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below. Construction loans are automatically converted to permanent loans, and are included in the related real estate mortgage loans category.


                       Real Estate   Loans
                        Mortgage   Secured by    Total
                        Loans(2)    Deposit
                                    Accounts

                       (Dollars in
                       Thousands)
Due During Years
Ending:
Within 1 year(1)       $        3        $ 454     $457
After 1 year through 3         80          ---       80
years
After 3 years through         135          ---      135
5 years
After 5 years through       1,095          ---    1,095
10 years
Beyond 10 years            14,221          ---   14,221
       Total gross        $15,534         $454  $15,988
loans

(1)  Includes demand loans and loans having no stated maturity.
(2) Includes single and multi-family loans, construction, land and commercial loans.



     The following table sets forth the dollar amount of all real estate mortgage loans at September 30, 1998, due after September
30, 1999, which have fixed interest rates and adjustable interest rates.

                              Real Estate
                                Mortgage
                                Loans(1)

                              (Dollars in
                               Thousands)
Fixed rate                         $14,518
Adjustable rate                      1,013
       Total gross loans           $15,531


(1) Includes single and multi-family loans, construction, land and commercial loans.


     One-  to  Four-Family Residential Real Estate Lending.   The
Bank's  primary  lending activity consists of the origination  of
one-  to  four-family  residential  mortgage  loans  secured   by
property located in the Bank's primary market area.  At September
30,  1998,  $13.5  million, or 84.4%, of the  Bank's  gross  loan portfolio  consisted  of  permanent  loans  secured  by  one-  to four-family  residences.  Approximately 90% of these  loans  were located in the Bank's market area.

     At September 30, 1998, the Bank offered one- to four-family residential fixed rate loans with loan payments (amortization) based on a 25 year maturity, but with a loan term of 20 years.
In prior years, the Bank originated
fixed rate loans with terms to maturity up to 30 years and during fiscal 1998 offered fixed rate residential mortgage loans based on a 20 year maturity. At September 30, 1998, the total balance of one- to four-family fixed rate loans was $12.5 million or 78.4% of the Bank's gross loan portfolio.

     The   Bank  also  offers  one-  to  four-family  residential
adjustable  rate  mortgages ("AMLs") which are  fully  amortizing
loans  with  contractual  maturities of  up  to  20  years.   The
interest rates on substantially all of the AMLs originated by the
Bank  are subject to adjustment  after the initial period at  one year intervals.  The Bank's AML products generally carry interest rates  which  are  reset to a stated margin over  an  independent index.  Increases or decreases in the interest rate of the Bank's
AMLs  are generally limited to 2% at any adjustment date  and  6%
over  the  life  of the loan.  The Bank's AMLs,  do  not  contain prepayment  penalties  and do not produce negative  amortization.
At  September 30, 1998, the total balance of one- to  four-family
AMLs  was  $1.0  million,  or  6.0%  of  the  Bank's  gross  loan portfolio.

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

     In  the  past,  the Bank has purchased one-  to  four-family residential  mortgage loans secured by property  located  outside its  market area.  The loans purchased were reviewed by the  Bank prior  to  purchase  for  compliance with  its  own  underwriting standards.  Some of these loans did, however, exceed the 80% loan-
to-value  ratio requirement (but were covered by private mortgage insurance which reduced the Bank's exposure to no more than 80%).
The  Bank's purchased loans are well-seasoned, since it  has  not
purchased  any  such loans for at least five years.   The  Bank's
purchased residential mortgage loans have performed in  a  manner consistent with its originated loans.

     Multi-Family and Commercial Real Estate Lending.   The  Bank
has  also  engaged  in  a  limited  amount  of  multi-family  and
commercial   real  estate  lending  in  its  market   area.    At
September  30,  1998, the Bank had $769,000, in its  multi-family and  commercial real estate loan portfolio.  The  Bank  does  not currently purchase these types of loans.  These loans represented
4.9% of the Bank's gross loan portfolio.

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

     Construction Lending.  At September 30, 1998, the  Bank  had
$1.3 million of construction and development loans.  Perry County offers  loans  to  individuals  for  the  construction  of  their
residences   as   well  as  to  builders  principally   for   the
construction of one- to four-family residences.  Currently,  such loans  are  offered with fixed rates of interest.  Following  the six  month  construction period, these loans may become permanent loans.

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

     Consumer Lending. The only consumer loans offered by the Bank are loans secured by deposit accounts. At September 30, 1998, the Bank's consumer loan portfolio totaled $454,000 or 2.8% of the Bank's gross loan portfolio.

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

                                 Year
                                Ended
                              September 30,

                                 1998      1997      1996

                                 (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four- $     ---    $   71   $   586
    family
         Total adjustable-           --        71       586
           rate                                  -
 Fixed rate:
  Real estate - commercial          467       238       400
    and development
  Real estate - one- to four-     6,449     4,996     4,813
    family
  Non-real estate - consumer        786       716       685
         Total fixed-rate         7,702     5,950     5,898
         Total loans             $7,702    $6,021    $6,484
           originated



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

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1998.

               Loans Delinquent For:                  Total Loans Delinquent
                60-89 Days         90 Days and Over    60 Days and Over

                           Percent              Percent              Percent
                           of Loan              of Loan              of loans
                No. Amount Category No. Amount Category No. Amount   Category


               (Dollars in Thousands)
Real Estate:
  One- to four-   2   $16    .12%  ---  $---    ---%     2     $16      .12%
    family

     Total        2   $16    .12%  ---  $---    ---%     2     $16      .12%

     Asset Quality. The Bank currently concentrates its lending activity primarily on one- to four-family mortgage loans in Perry County, Missouri and has traditionally experienced low non-performing asset levels. At September 30, 1998, the Bank had no non-performing assets, which is below average for comparable institutions. See "- Allowance for Losses on Loans."

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

                                 September 30,

                                 1998    1997    1996

                                 (Dollars in Thousands)
Non-accruing loans:
  One- to four-family            $---     $11    $---
     Total                        ---      11     ---

Total non-performing assets      $---     $11    $---
Total as a percentage of total
  assets                          ---%    .01%    ---%


     Other Loans of Concern. As of September 30, 1998 there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1998, the Bank had no assets classified as substandard.

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

     Although   management  believes  that  it  uses   the   best
information   available  to determine the allowances,  unforeseen
market  conditions could result in adjustments and  net  earnings
could   be   significantly  affected  if   circumstances   differ
substantially  from  the assumptions used  in  making  the  final determination.  Future additions to the Bank's allowances will be the  result of periodic loan, property and collateral reviews and thus  cannot be predicted in advance and no assurance can be made that  future additions to the allowance will not be as  large  or larger than those in previous years.  At September 30, 1998,  the
Bank  had  a  total allowance for losses on loans of $25,000,  or
 .16%  of  total  gross  loans.   See  Note  5  of  the  Notes  to
Consolidated Financial Statements.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                        Year Ended
                                       September 30,

                                        1998  1997  1996

                                       (Dollars in Thousands)

        Balance at beginning of          $25   $25   $10
        period

        Net charge-offs                  ---   ---    --
                                                       -
        Additions charged to             ---   ---    15
        operations
        Balance at end of period         $25   $25   $25

        Ratio of net charge-offs
        during the period to             ---%  ---%  ---%
        average loans outstanding
        during the period

        Ratio of net charge-offs
        during the period to             ---%  ---%  ---%
        average non-performing
        assets





     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                            September 30,

                              1998                1997                 1996

                  Percent Percent       Percent  Percent       Percent Percent
                             of                    of                    of
            Amount   of  Allowance Amount  of    Allow   Amount   of   Allow
                   Loans           of     Loans  ance     of    Loans   ance
             of   in Each   to     Loan  in Each  to     Loan   in Each  to
            Loan  Category Gross   Loss  Category Gross  Loss  category Gross
            Loss           Loans   Allow          Loans  Allow          Loans
            Allow     to    in     ance    to      in    ance    to     in
            ance   Total   Each           Total   Each          Total   Each
                   Gross Category         Gross  Category       Gross Category
                   Loans                  Loans                 Loans

                    (Dollars in Thousands)


 One- to        $25    .19%  84.4%    $25   81.5%   .21%    $25  87.2%   .24%
 four-family
 Multi-         ---     ---     .3    ---      .4    ---    ---     .7    ---
 Family
 Commercial     ---     ---    4.6    ---     5.0    ---    ---    2.1    ---
 real estate
 Construction   ---     ---    7.9    ---    10.5    ---    ---    6.7    ---
  or development
 Consumer       ---     ---    2.8    ---     2.6    ---    ---    3.3    ---
 Unallocated    ---     ---    ---    ---     ---    ---    ---    ---    ---

       Total    $25  100.0% 100.0%    $25  100.0%   .21%    $25 100.0%   .24%



Investment Activities

     Perry  County  must maintain minimum levels  of  investments
that  qualify as liquid assets under OTS regulations.   Liquidity
may increase or decrease depending upon the availability of funds and  comparative yields on investments in relation to the  return
on  loans.   Historically, the Bank has generally maintained  its
liquid  assets above the minimum requirements imposed by the  OTS regulations and at a level believed adequate to meet requirements of  normal  daily  activities, repayment  of  maturing  debt  and potential deposit outflows.  As of September 30, 1998, the Bank's
liquidity   ratio   (liquid  assets  as  a  percentage   of   net
withdrawable  savings deposits and current borrowings)  was  90%.
See "Regulation - Liquidity."

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

     Mortgage-Backed  Securities.  The Bank  first  began  making significant purchases of mortgage-backed securities in the  early
1980s  as  an  alternative  to  home  mortgage  originations  for portfolio when management determined that such investments  would produce higher risk-adjusted yields for the Bank in light of  the competition and limited consumer demand for home mortgages in its market  area.  The Bank's current investment strategy  emphasizes mortgage-backed  securities with high credit quality,  high  cash
flow,   low  interest-rate  risk,  high  liquidity  and   minimal
prepayment  risk.    The Bank has invested primarily  in  federal
agency   securities,  principally  Federal  Home  Loan   Mortgage
Corporation  ("FHLMC"), Government National Mortgage  Association
("GNMA")  and  Federal  National  Mortgage  Association  ("FNMA")
obligations and certain types of CMOs.  See Note 4 of  the  Notes to Consolidated Financial Statements.

     The  FNMA,  FHLMC and GNMA certificates are  modified  pass-
through   mortgage-backed  securities  that  represent  undivided
interests in underlying pools of fixed-rate, or certain types  of adjustable  rate, single-family residential mortgages  issued  by these government-sponsored entities.  FNMA and FHLMC provide  the certificate holder a guarantee of timely payments of interest and scheduled  principal  payments, whether or  not  they  have  been collected.  GNMA's guarantee to the holder of timely payments  of principal and interest is backed by the full faith and credit  of the U.S. government.

     A  CMO  is a special type of pass-through debt in which  the stream  of  principal  and interest payments  on  the  underlying mortgages or mortgage-backed securities is used to create classes with  different  maturities  and,  in  some  cases,  amortization schedules,  as well as a residual interest, with each such  class possessing  different risk characteristics.  Management  believes these  securities may represent attractive alternatives  relative to  other  investments due to the wide variety  of  maturity  and
repayment options available through such investments.   The  Bank
did  not hold any CMOs at September 30, 1998.  The Bank does  not anticipate purchasing significant amounts of CMOs in the future.

     Mortgage-backed  securities generally yield  less  than  the loans  that  underlie such securities, because  of  the  cost  of payment  guarantees or credit enhancements that result in nominal credit  risk.  In addition, mortgage-backed securities  are  more liquid  than  individual  mortgage  loans  and  may  be  used  to
collateralize  obligations of the Bank.   In  general,  mortgage-
backed  securities  issued or guaranteed by FNMA  and  FHLMC  and certain  AA-rated  mortgage-backed  pass-through  securities  are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA  and  the
SBA  are weighted at 0% for risk-based capital purposes, compared
to   an  assigned  risk  weighting  of  50%  to  100%  for  whole residential mortgage loans.  These types of securities thus allow the  Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.


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

     Securities. At September 30, 1998, the Company and Bank's securities (including a $750,000 investment in the common stock of the FHLB of Des Moines) totaled $34.0 million, or 35.1% of its total assets. It is the Bank's general policy to purchase U.S.
Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated
Financial Statements.

     OTS  regulations restrict investments in corporate debt  and
equity  securities  by  the  Bank.   These  restrictions  include
prohibitions  against investments in the debt securities  of  any one  issuer in excess of 15% of the Bank's unimpaired capital and unimpaired  surplus  as  defined by  federal  regulations,  which totaled $2.1 million as of September 30, 1998, plus an additional
10%  if  the  investments are fully secured by readily marketable
collateral.   At September 30, 1998, the Bank was  in  compliance
with  this  regulation.  See "Regulation - Federal Regulation  of
Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.


     The following table sets forth the composition of the Company's and Bank's securities and mortgage-backed securities at the dates indicated.

                                             September 30,

                                        1998     1997       1996

                                   Carry   % of  Carry   % of  Carry  % of
                                    ing   Total   ing   Total   ing   Total
                                    Value        Value         Value

                                   (Dollars in Thousands)
Debt securities:
  U.S. government securities  $    -     ---%  $   -    ---%   $4,003  11.5%
  Federal agency obitations     33,274   97.8   35,411  98.3   30,309  86.8
        obligations
             Subtotal           33,274   97.8   35,411  98.3   34,312  98.3

Equity securities:
  FHLB stock                       750    2.2      602   1.7      602   1.7
    Subtotal                       750    2.2      602   1.7      602   1.7
    Total                      $34,024  100.0  $36,013 100.0  $34,914 100.0

Other interest-earning assets:
  Interest-bearing deposits    $11,651  100.0  $ 2,346 100.0% $ 3,081 100.0%
   with banks
    Total                      $11,651  100.0  $ 2,346 100.0% $ 3,081 100.0%

Mortgage-backed securities:
  GNMA                         $19,767   57.9% $16,222  53.0% $13,348  44.8%
  FNMA                          11,103   32.5   10,074  32.9    7,879  26.4
  FHLMC                          3,259    9.6    4,335  14.1    8,088  27.1
  CMOs                            ---      --     ---    --       504   1.7
    Total mortgage-backed      $34,129  100.0  $30,631 100.0  $29,819 100.0
      securities


     The composition and maturities of the securities portfolio, excluding FHLB stock and other equity securities, are indicated in the following table.

                     September 30, 1998

                      Less   1 to 5 5 to 10  Over           Total
                      Than    Years  Years    10         Investment
                     1 Year                  Years       Securities


                   Carrying Carrying Carrying Carrying  Market Amortized

                      Value   Value  Value   Value       Value    Cost

                     (Dollars in Thousands)
        Federal
        agency        $3,148   $998  $2,516 $26,612    $33,274   $33,174
        obligations
        available-
        for-sale

        Weighted       5.27%   5.15%   6.88%  7.00%       6.77%
        average
        yield


     The   Company   and  the  Bank's  securities  portfolio   at
September  30, 1998, contained neither tax-exempt securities  nor securities of any issuer with an aggregate book value  in  excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

     Perry County's investments, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.

                           Year Ended September 30,

                           1998     1997    1996

                           (In Thousands)
        Opening balance   $61,071 $62,712 $ 60,178
        Deposits           36,467  33,795   34,932
        Withdrawals       (35,827)(37,673) (34,669)
        Interest                    2,237
        credited            2,440            2,271

        Ending balance    $64,151 $61,071 $ 62,712

        Net increase
        (decrease)        $ 3,080 $(1,641)   2,534
        Percent increase     5.04%  (2.62)%   4.21%
        (decrease)

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                        September 30,

                                     1998           1997          1996

                                        Percent      Percent     Percent
                                Amount        Amount           Amount
                                          of           of         of
                                        Total       Total       Total

                            (Dollars in Thousands)

        Transactions and
        Savings Deposits:

        Noninterest Bearing
          NOW Accounts         $    81    .1%     177    .3%     117    .2%
        NOW accounts 2.25%       3,015   4.7    3,303   5.4    3,209   5.1
        Passbook Accounts        4,004   6.3    4,182   6.9    4,402   7.0
          2.75%
        Money Market
        Accounts 4.69%,
        4.65% and 4.02%          8,218  12.8    7,349  12.0    8,380  13.4

        Total Non-
        Certificates            15,318  23.9   15,011  24.6   16,108  25.7

        Certificates:

         2.00 -  4.00%             117    .2      215    .3      509    .8
         4.01 -  6.00%          44,265  69.0   30,351  49.7   40,254  64.2
         6.01 -  8.00%           4,451   6.9   15,494  25.4    5,841   9.3
         Total Certificates     48,833  76.1   46,060  75.4   46,604  74.3
         Total Deposits        $64,151 100.0% $61,071 100.0% $62,712 100.0%



     The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1998.

                                 2.00-   4.01-  6.01-          Percent
                                 4.00%   6.00%  8.00%   Total    of
                                                                Total

                   (Dollars in Thousands)

Certificate accounts  maturing
 in year ending:


        September 30, 1999       $117  $33,920  $2,931  $36,968  75.7%
        September 30, 2000        ---    7,103   1,085    8,188  16.8
        September 30, 2001        ---    2,669     435    3,104   6.3
        September 30, 2002        ---      243     ---      243    .5
        Septembe  30, 2003        ---      330    ---       330    .7

           Total                 $117  $44,265  $4,451  $48,833 100.0%

           Percent of total        .2%    90.7%    9.1%   100.0%



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

     There were $15.0 million of advances from FHLB of Des Moines outstanding as of September 30, 1998.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                   Year Ended September 30,

                                   1998     1997     1996

                                 (Dollars in Thousands)
        Maximum Balance:
          FHLB advances           $15,000   $6,500   $2,500

        Average Balance:
          FHLB advances          $  8,538   $3,346   $  984

     The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                 September 30,

                                   1998     1997     1996

                                 (Dollars in Thousands)

        FHLB advances             $15,000   $6,500   $2,500
             Total borrowings     $15,000   $6,500   $2,500
        Weighted average             5.5%     6.0%     6.0%
        interest rate of FHLB
        advances


Subsidiary and Other Activities

     As a federally chartered savings association, Perry County is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1998, Perry County had no subsidiaries.

Regulation

     General.   Perry  County  is a federally  chartered  savings
bank,  the deposits of which are federally insured and backed  by the  full  faith  and  credit  of the United  States  Government.
Accordingly, Perry County is subject to broad federal  regulation and oversight extending to all its operations.  Perry County is a member  of  the  FHLB  of Des Moines and is  subject  to  certain limited  regulation  by  the Board of Governors  of  the  Federal
Reserve  System  ("Federal Reserve Board").  As the  savings  and loan holding company of Perry County, the Company also is subject
to   federal  regulation  and  oversight.   The  purpose  of  the
regulation  of  the  Company and other holding  companies  is  to
protect  subsidiary  savings associations.   Perry  County  is  a
member of the Savings Association Insurance Fund ("SAIF") and the
deposits  of Perry County are insured by the FDIC.  As a  result, the  FDIC  has certain regulatory and examination authority  over
Perry County.

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

     In addition, the investment, lending and branching authority of  Perry  County  is  prescribed  by  federal  laws  and  it  is prohibited from engaging in any activities not permitted by  such
laws.   For instance, no savings institution may invest  in  non-
investment  grade  corporate debt securities.  In  addition,  the permissible level of investment by federal associations in  loans secured  by non-residential real property may not exceed 400%  of total  capital, except with approval of the OTS.  Federal savings associations are also generally authorized to branch  nationwide.
Perry County is in compliance with the noted restrictions.

     Perry  County's general permissible lending limit for loans-
to-one-borrower  is equal to the greater of $500,000  or  15%  of unimpaired capital and surplus (except for loans fully secured by certain  readily marketable collateral, in which case this  limit
is  increased  to  25% of unimpaired capital  and  surplus).   At
September  30,  1998,  Perry County's lending  limit  under  this restriction was $2.1 million.  Perry County is in compliance with the loans-to-one-borrower limitation.

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

As insurer, the FDIC imposes  deposit
insurance  premiums and is authorized to conduct examinations  of and  to require reporting by FDIC-insured institutions.  It  also may  prohibit any FDIC-insured institution from engaging  in  any activity  the FDIC determines by regulation or order  to  pose  a serious  risk  to the FDIC.  The FDIC also has the  authority  to initiate enforcement actions against savings associations,  after giving  the  OTS  an  opportunity to take such  action,  and  may terminate  the  deposit  insurance  if  it  determines  that  the institution has engaged in unsafe or unsound practices or  is  in an unsafe or unsound condition.
     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories, based upon their level of
capital   and   supervisory  evaluation.    Under   the   system,
institutions classified as well capitalized (i.e., a core capital ratio  of at least 5%, a ratio of Tier 1 or core capital to risk-
weighted assets ("Tier 1 risk-based capital") of at least 6%  and a  risk-based  capital  ratio of at  least  10%)  and  considered healthy  pay the lowest premium while institutions that are  less than  adequately  capitalized (i.e., core or  Tier  1  risk-based capital  ratios of less than 4% or a risk-based capital ratio  of less  than 8%) and considered of substantial supervisory  concern pay  the  highest premium.  Risk classification  of  all  insured institutions  will  be  made  by the FDIC  for  each  semi-annual assessment  period.  As of September 30, 1998, Perry  County  met the requirements of a well-capitalized institution.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Effective January 1, 1997, the premium schedule for BIF  and
SAIF  insured  institutions ranged from 0  to  27  basis  points.
However,  SAIF-insured  institutions  are  required  to   pay   a
Financing  Corporation (FICO) assessment, in order  to  fund  the interest on bonds issued to resolve thrift failures in the 1980s, equal  to  approximately  6.48 basis  points  for  each  $100  in
domestic   deposits,  while  BIF-insured  institutions   pay   an
assessment equal to approximately 1.52 basis points for each $100 in  domestic deposits.  The assessment is expected to be  reduced to  2.43  basis  points no later than January 1, 2000,  when  BIF
insured institutions fully participate in the assessment.   These
assessments, which may be revised based upon the level of BIF and
SAIF  deposits will continue until the bonds mature in  the  year
2017.

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

     The capital regulations require tangible capital of at least
1.5%  of  adjusted  total  assets  (as  defined  by  regulation).
Tangible  capital generally includes common stockholders'  equity
and   retained   income,  and  certain  noncumulative   perpetual
preferred  stock and related income.  In addition, all intangible assets,  other  than  a  limited  amount  of  purchased  mortgage servicing  rights,  must be deducted from  tangible  capital  for calculating  compliance with the requirement.  At  September  30,
1998, Perry County did not have any intangible assets.

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

     At  September 30, 1998, Perry County had tangible capital of
$13.4 million, or 14.3% of adjusted total assets, which is approximately $12.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to  at
least  3%  of  adjusted  total assets.   Core  capital  generally
consists  of  tangible  capital plus certain  intangible  assets,
including   a   limited   amount   of   purchased   credit   card
relationships.   As  a  result of the  prompt  corrective  action
provisions  discussed below, however, a savings association  must maintain  a  core capital ratio of at least 4% to  be  considered adequately capitalized unless its supervisory condition  is  such to allow it to maintain a 3% ratio.  At September 30, 1998, Perry
County had no intangibles which were subject to these tests.

     At  September 30, 1998, Perry County had core capital  equal to  $13.4  million, or 14.3% of adjusted total assets,  which  is
$10.6 million above the minimum leverage ratio requirement of  3%
as in  effect on that date.

        The   OTS   risk-based   requirement   requires   savings
associations  to  have  total capital of at  least  8%  of  risk-
weighted  assets.   Total capital consists of  core  capital,  as
defined  above, and supplementary capital.  Supplementary capital consists  of  certain permanent and maturing capital  instruments that  do  not qualify as core capital and general valuation  loan and  lease  loss  allowances up to a maximum of  1.25%  of  risk-
weighted  assets.  Supplementary capital may be used  to  satisfy the  risk-based requirement only to the extent of  core  capital.
The  OTS  is also authorized to

require a savings association  to
maintain  an  additional amount of total capital to  account  for concentration  of  credit  risk and the risk  of  non-traditional
activities.   At  September  30,  1998,  Perry  County   was   in
compliance with this requirement.

     Certain  exclusions from capital and assets are required  to
be  made  for  the  purpose of calculating total  capital.   Such
exclusions   consist  of  equity  investments  (as   defined   by
regulation)  and  that portion of land loans  and  nonresidential construction  loans in excess of an 80% loan-to-value  ratio  and
reciprocal  holdings  of qualifying capital  instruments.   Perry
County  had  no  such  exclusions  from  capital  and  assets  at
September 30, 1998.

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

     OTS  regulations also require that savings associations with more  than normal interest rate risk exposure to deduct from  its total  capital, for purposes of determining compliance with  such requirement,  an  amount equal to 50% of its  interest-rate  risk
exposure  multiplied by the present value of  its  assets.   This
exposure  is  a  measure  of the potential  decline  in  the  net portfolio value of a savings association, greater than 2% of  the present value of its assets, based upon a hypothetical 200  basis point  increase or decrease in interest rates (whichever  results in  a greater decline).  Net portfolio value is the present value of  expected  cash flows from assets, liabilities and off-balance sheet  contracts.  The rule will not become effective  until  the
OTS  evaluates  the  process by which  savings  associations  may
appeal  an  interest  rate risk deduction determination.   It  is
uncertain  as  to  when this evaluation may  be  completed.   Any
savings association with less than $300 million in assets  and  a total  capital  ratio  in  excess of  12%  is  exempt  from  this requirement unless the OTS determines otherwise.

     At  September  30,  1998, Perry County had total  risk-based capital  of  $13.5  million  and risk-weighted  assets  of  $20.9 million; or total capital of 64.4% of risk-weighted assets.  This amount  was $11.8 million above the 8% requirement in  effect  on that date.

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


     Generally, savings associations, such as Perry County,  that before  and  after the proposed distribution meet  their  capital requirements, may make capital distributions during any  calendar year  equal to the greater of 100% of net income for the year-to-
date  plus  50%  of  the  amount  by  which  the  lesser  of  the association's  tangible, core or risk-based capital  exceeds  its capital  requirement for such capital component, as  measured  at the  beginning of the calendar year, or 75% of their  net  income for the most recent four quarter period.  However, an association deemed  to be in need of more than normal supervision by the  OTS
may  have  its dividend authority restricted by the  OTS.   Perry
County   may  pay  dividends  in  accordance  with  this  general
authority.

     Savings   associations  proposing  to   make   any   capital
distribution need only submit written notice to the OTS  30  days prior to such distribution.  Savings associations that do not, or
would   not  meet  their  current  minimum  capital  requirements
following  a proposed capital distribution, however, must  obtain
OTS  approval  prior to making such distribution.   The  OTS  may
object  to  the distribution during that 30-day period  based  on
safety   and  soundness  concerns.   See  "-  Regulatory  Capital
Requirements."

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

     Liquidity.    All  savings  associations,  including   Perry
County,  are  required to maintain an average  daily  balance  of liquid  assets equal to a certain percentage of the  sum  of  its average  daily balance of net withdrawable deposit  accounts  and borrowings payable in one year or less.  For a discussion of what the  Bank includes in liquid assets, see "Management's Discussion and  Analysis of Financial Condition and Results of Operations  -
Liquidity  and  Capital  Resources."   This  liquid  asset  ratio
requirement  may  vary  from time to time (between  4%  and  10%)
depending  upon  economic conditions and  savings  flows  of  all savings  associations.  At the present time, the  minimum  liquid asset ratio is 4%.

     Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At September 30, 1998, Perry
County was in compliance with the requirement, with an overall liquid asset ratio of 90%.

     Qualified  Thrift  Lender Test.  All  savings  associations, including  Perry County, are required to meet a qualified  thrift lender  ("QTL")  test  to  avoid certain  restrictions  on  their operations.  This test requires a savings association to have  at least  65% of its portfolio assets (as defined by regulation)  in qualified thrift investments on a monthly average for nine out of every  12  months  on  a rolling basis.  As an  alternative,  the savings  association  may maintain 60% of  its  assets  in  those assets  specified in Section 7701(a)(19) of the Internal  Revenue
Code.   Under  either  test,  such assets  primarily  consist  of
residential housing related loans and investments.  At  September
30,  1998, Perry County met the test and has always met the  test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain
SAIF-insured until the FDIC
<PAGE 19>

permits it to transfer  to  the  BIF.
If such an association has not yet requalified or converted to  a national bank, its new investments and activities are limited  to those  permissible for both a savings association and a  national bank, and it is limited to national bank branching rights in  its
home   state.    In  addition,  the  association  is  immediately
ineligible  to receive any new FHLB borrowings and is subject  to
national  bank  limits  for  payment  of  dividends.    If   such
association  has not requalified or converted to a national  bank within  three  years  after the failure, it must  divest  of  all investments  and  cease  all activities  not  permissible  for  a
national   bank.   In  addition,  it  must  repay  promptly   any
outstanding  FHLB  borrowings, which  may  result  in  prepayment
penalties.   If  any  association that  fails  the  QTL  test  is
controlled by a holding company, then within one year  after  the failure,  the  holding company must register as  a  bank  holding company  and  become subject to all restrictions on bank  holding companies.  See "- Holding Company Regulation."

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

     Holding  Company  Regulation.   The  Company  is  a  unitary
savings  and loan holding company subject to regulatory oversight
by  the  OTS.   As such, the Company is required to register  and
file  reports  with  the  OTS and is subject  to  regulation  and examination  by  the OTS.  In addition, the OTS  has  enforcement
authority   over   the  holding  company  and   its   non-savings
association  subsidiaries which also permits the OTS to  restrict or  prohibit activities that are determined to be a serious  risk to the subsidiary savings association.

     As  a  unitary savings and loan holding company, the Company
generally  is  not  subject  to activity  restrictions.   If  the
Company  acquires  control of another savings  association  as  a separate subsidiary, it would become a multiple savings and  loan holding company, and the activities of the Company and any of its subsidiaries  (other than Perry County or any other  SAIF-insured savings  association) would become subject to  such  restrictions unless  such  other associations each qualify as a QTL  and  were acquired in a supervisory acquisition.

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

     Company  stock held by persons who are affiliates (generally officers,  directors and principal stockholders) of  the  Company may  not  be  resold  without  registration  or  unless  sold  in
accordance  with  certain resale restrictions.   If  the  Company
meets  specified  current public information  requirements,  each affiliate  of  the Company is able to sell in the public  market, without  registration, a limited number of shares in  any  three-
month period.

     Federal  Reserve System.  The Federal Reserve Board requires all  depository  institutions  to maintain  non-interest  bearing reserves  at specified levels against their transaction  accounts
(primarily  checking, NOW and Super NOW checking  accounts).   At
September  30,  1998, Perry County was in compliance  with  these
reserve  requirements.   The  balances  maintained  to  meet  the
reserve requirements imposed by the Federal Reserve Board may  be used to satisfy liquidity requirements that may be imposed by the
OTS.  See "--Liquidity."

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

     As a member, Perry County is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1998,
Perry County had $750,000 in FHLB stock, which was in compliance with this requirement.

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

Federal and State Taxation

     Savings  associations  such as the Bank  that  meet  certain definitional  tests  relating to the composition  of  assets  and other conditions prescribed by the Internal Revenue Code of 1986, as  amended (the "Code"), are permitted to establish reserves for bad  debts and to make annual additions thereto which may, within specified  formula limits, be taken as a deduction  in  computing taxable  income for federal income tax purposes.  The  amount  of the  bad  debt  reserve  deduction for "nonqualifying  loans"  is
computed  under  the  experience method.   Under  the  experience
method,  the  bad debt reserve deduction is an amount  determined under  a  formula  based generally upon the  bad  debts  actually sustained by the savings association over a period of years.

     In  August  1996, legislation was enacted that repealed  the percentage  of  taxable  income  method  used  by  many  thrifts, including  the  Bank,  to calculate their bad  debt  reserve  for federal  income tax purposes. As a result, thrifts  such  as  the
Bank must recapture that portion of the reserve that exceeds  the amount that could have been taken under the experience method for
tax  years  beginning  after December 31,  1987.   The  recapture
occurs over a six-year period, commencing with the 1998 tax year.
At September 30, 1998, the Bank had approximately $442,314 in bad debt  reserves  subject  to  recapture  for  federal  income  tax
purposes.   The  deferred tax liability related to the  recapture
has  been  previously established so there will be no  effect  on future net income.

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

     A  portion  of the Bank's reserves for losses on  loans  may not,  without  adverse  tax consequences,  be  utilized  for  the payment of cash dividends or other distributions to a shareholder
(including   distributions   on   redemption,   dissolution    or
liquidation) or for any other purpose (except to absorb bad  debt losses).  As of September 30, 1998, the portion of Perry County's reserves  subject  to  this treatment for  tax  purposes  totaled approximately $1.35 million.

     Perry  County files federal income tax returns on a calendar year  basis using the accrual method of accounting.  The  Company does  not  anticipate  filing  consolidated  federal  income  tax
returns  with  Perry  County.   Savings  associations  that  file
federal  income tax returns as part of a

consolidated  group  are
required  by  applicable  Treasury regulations  to  reduce  their taxable income for purposes of computing the percentage bad  debt
deduction   for   losses  attributable  to  activities   of   the
non-savings  association members of the consolidated  group  that are  functionally  related  to  the  activities  of  the  savings
association  member.   The Company and the  Bank  have  not  been
audited by the IRS within the last ten years.

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

Employees

     The Bank had eight full-time employees and one part-time employee as of September 30, 1998, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel. There are no executive officers of the Company and the Bank who are not directors.

Item 2.   Description of Properties

     The  following  table  sets forth the location  and  certain
additional   information   regarding   the   Bank's   office   at
September  30,  1998.   The office is  owned  by  the  Bank.   At
September  30,  1998, the Bank's premises and  equipment  had  an aggregate net book value of $333,000.

                                          Net Book
                         Year   Square     Value
                        Opened  Footage  of Premises
                                            and
                                         Equipment

Office:
          14 North        1957    4,780     $333,000
        Jackson Street
          Perryville,
          Missouri


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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended September 30, 1998.

<PAGE22>

                            PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters

     Page 1 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

     Pages  3  through  9 of the attached 1998 Annual  Report  to
Stockholders are herein incorporated by reference.

Item 7.   Financial Statements

     The  following information appearing in the Company's Annual
Report to Stockholders for the year ended September 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as
Exhibit 13.

                                                          Pages
                                                            in
        Annual Report Section
                                                          Annual

                                                          Report

        Report of Independent Auditors                      10
        Consolidated Balance Sheets as of September 30,     11
        1998 and 1997
        Consolidated Statements of Earnings for the Years
        Ended September 30,                                 12
         1998, 1997 and 1996
        Consolidated Statements of Stockholders' Equity
        for                                                 13
         Years Ended September 30, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows for Years
        Ended September 30,                                 14
         1998, 1997 and 1996
        Notes to Consolidated Financial Statements          15

     With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended
September  30, 1998, is not deemed filed as part of  this  Annual
Report on Form 10-KSB.

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

Executive Officers

     Information concerning Executive Officers of the Company  is incorporated  herein  by  reference  from  the  definitive  Proxy
Statement  for the Annual Meeting of Stockholders to be  held  in
January  1999, a copy of which will be filed not later  than  120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation

     Information    concerning    executive    compensation    is
incorporated  herein  by  reference  from  the  definitive  Proxy
Statement  for the Annual Meeting of Stockholders to be  held  in
1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                                                  Reference
                                                  to Prior
                                                  Filing or
         Regualtion                               Exhibit
         S-B                                      Number
         Exhibit                                  Attached
         Number               Document            Hereto



         3(i)    Articles of Incorporation, including       *
                   amendments thereto
         3(ii)   By-Laws                                    *
         4       Instruments defining the rights of         *
                   security holders, including debentures   *
        10       Executive Compensation Plans and
                   Arrangements                             *


                 (a)  Employment Contract between Leo       *
                        J. Rozier and the Bank
                 (b)  1995 Stock Option and Incentive       *
                        Plan
                 (c)  Recognition and Retention Plan        *
        13       Annual Report to Security Holders         13
        16       Letter re:  change in certifying          **
                   accountants
        21       Subsidiaries of Registrant                21
        23       Consents of Experts and Counsel           23
        24       Power of Attorney                  Not required
        27       Financial Data Schedule                   27

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

**    Filed  as  an exhibit to the Company's Form  8-K  filed  on
August 23, 1995 (File No. 0-25088).

     (b)  Reports on Form 8-K

     There were no Form 8-Ks filed by the Registrant during the quarter ended September 30, 1998.


                           SIGNATURES


     In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PERRY COUNTY FINANCIAL CORPORATION


Date:  December 29, 1998                By:  /s/ Leo J. Rozier
                                                 Leo J. Rozier
                                   (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By: /s/Leo     J.     Rozier
                                        By:   /s/ James K. Young
       Leo J. Rozier, Chairman of the             James K. Young,
       Director, Board, President and Chief       Secretary  and
                                                  Acting Controller
       Executive  Officer                         (Chief  Financial  and
                                                     Accounting
       (Principal Executive and Operating              Officer)
          Officer)

Date:  December   29, 1998                        Date: December 29, 1998


By: /s/ Stephen    C.    Rozier
                                                  By:   /s/ Milton A. Vogel
        Stephen C. Rozier, Director,                    Milton    A.
                                                        Vogel, Director
        Assistant Vice President and
        Assistant Secretary

Date:   December 29, 1998                         Date: December 29, 1998



By: /s/ Thomas L. Hoeh
        Thomas L. Hoeh, Director


Date:   December 29, 1998




                           EXHIBIT 13

               ANNUAL REPORT TO SECURITY HOLDERS



                           EXHIBIT 21


                 SUBSIDIARIES OF THE REGISTRANT
                                                       EXHIBIT 21





                                              Percent  State of
            Parent        Subsidiary or         of     Incorporation
                           Organization       Ownership





         Perry        Perry County Savings      100%
         County       Bank, FSB                        Federal
         Financial
         Corporation


                           EXHIBIT 23

                   CONSENTS OF EXPERTS AND COUNSEL

                     MICHAEL TROKEY & COMPANY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS
                          10411 CLAYTON ROAD
                      ST. LOUIS, MISSOURI 63131

     We hereby consent to the incorporation by reference and use of our report, dated December 10, 1998, on the consolidated financial statements of Perry County Financial Corporation which appears in Perry County Financial Corporation's Annual Report of Shareholders and Form 10-KSB for the year ended September 30, 1998 in Perry
County Financial Corporation's previously filed Registration
Statement on Form S-8 (Registration No. 333-4168 and 333-4170).


                                Michael Trokey & Company, P.C.


St. Louis, Missouri
December 28, 1998

