Form 10QSB
period 1998-12-31
PERRY COUNTY FINANCIAL CORP
filed 1999-02-16
CIK 931074

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                            450 5TH STREET, N.W.
                                           WASHINGTON, D. C. 20549



                                                 FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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


                     Class                      Outstanding January 31, 1999
Common Stock, par value $.01 per share                 810,397 Shares


                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                           FORM 10-QSB

                             FOR THE QUARTER ENDED DECEMBER 31, 1998

                                              INDEX



PAGE NO.


PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                                            1

    Consolidated Statements of Earnings                                    2

    Consolidated Statements of Comprehensive Earnings                      3

    Consolidated Statements of Cash Flows                                  4

    Notes to Consolidated Financial Statements                             5

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       6

PART II - Other Information                                               10



                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                        (Unaudited)


                                                  December 31,  September 30,
      Assets                                         1998            1998

Cash and cash equivalents                        $ 10,365,319    11,796,514
Securities available for sale, at market
 value (amortized cost of $35,725,499
 and $33,174,361)                                  35,726,400    33,274,100
Federal Home Loan Bank stock                          750,000       750,000
Mortgage-backed securities available for sale,
 at market value (amortized cost of $34,796,096
 and $33,695,252)                                  35,041,880    34,128,765
Loans receivable, net                              15,530,635    15,764,398
Premises and equipment, net                           325,943       333,323
Accrued interest receivable:
   Securities                                         461,972       430,289
   Mortgage-backed securities                         194,714       189,193
   Loans receivable                                    60,426        74,955
Other assets                                           43,114        65,149
      Total assets                               $ 98,500,403    96,806,686

   Liabilities and Stockholders' Equity

Deposits                                         $ 66,255,743    64,150,713
Accrued interest on deposits                           99,243       144,081
Advances from FHLB of Des Moines                   15,000,000    15,000,000
Advances from borrowers for taxes and insurance        81,586       182,209
Other liabilities                                      67,103        53,980
Income taxes payable                                  304,370       397,005
      Total liabilities                            81,808,045    79,927,988
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
  and outstanding                                     -                 -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                    8,565         8,565
Additional paid-in capital                          8,182,114     8,170,765
Common stock acquired by ESOP                        (489,753)     (501,246)
Common stock acquired by MRP                         (168,905)     (189,030)
Unrealized gain (loss) on securities available
  for sale, net                                       155,411       335,950
Treasury stock at cost, 46,055 and 34,555 shares     (834,503)     (608,815)
Retained earnings - substantially restricted        9,839,429     9,662,509
      Total stockholders' equity                   16,692,358    16,878,698
      Total liabilities and stockholders' equity $ 98,500,403    96,806,686

See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Earnings
                                       (Unaudited)

                                                     Three Months Ended
                                                       December 31,
                                                   1998             1997
Interest income:
   Loans receivable                            $  302,201          286,569
   Mortgage-backed securities                     567,482          506,672
   Securities                                     570,188          626,771
   Other interest-earning assets                  144,573           35,753
      Total interest income                     1,584,444        1,455,765
Interest expense:
   Deposits                                       840,225          799,513
   Advances from FHLB                             210,974           99,276
      Total interest expense                    1,051,199          898,789
      Net interest income                         533,245          556,976
Provision for loan losses                           -                -
      Net interest income after provision
        for loan losses                           533,245          556,976
Noninterest income:
   Service charges on NOW accounts                  6,135            8,331
   Other                                            1,153              734
      Total noninterest income                      7,288            9,065
Noninterest expense:
   Compensation and benefits                      155,869          152,760
   Occupancy expense                                7,824            7,596
   Equipment and data processing expense           27,234           19,827
   SAIF deposit insurance premium                   9,320            9,568
   Other                                           47,290           46,028
      Total noninterest expense                   247,537          235,779
      Earnings before income taxes                292,996          330,262
Income taxes                                      116,077          130,306
      Net earnings                              $ 176,919          199,956

Basic earnings per common share                 $     .23              .26

Diluted earnings per common share               $     .23              .26

Dividends per share                             $     .00              .00


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Comprehensive Earnings
                                          (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                     1998             1997

Net earnings                                      $ 176,919          199,956
Other comprehensive earnings - unrealized
  gain (loss) on securities available for sale     (180,539)          63,782
      Comprehensive earnings (loss)               $  (3,620)         263,738


See accompanying notes to consolidated financial statements.

                          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                        1998           1997
Cash flows from operating activities:
   Net earnings                                     $  176,919       199,956
   Adjustments to reconcile net earnings
      to net cash provided by (used for)
        operating activities:
         Depreciation expense                            7,599         3,669
         ESOP expense                                   22,842        25,715
         MRP expense                                    20,125        19,522
         Amortization of premiums, discounts
           and loan fees, net                          (89,623)      (73,815)
   Decrease (increase) in:
      Accrued interest receivable                      (22,675)      (44,197)
      Other assets                                      22,035        20,955
   Increase (decrease) in:
      Accrued interest on deposits                     (44,838)       (4,504)
      Other liabilities                                 13,123        22,317
      Income taxes payable                              13,395         3,332
            Net cash provided by (used for)
              operating activities                     118,902       172,950
Cash flows from investing activities:
   Loans originated, net of principal collections      233,763    (1,141,776)
   Mortgage-backed securities available for sale:
      Purchased                                     (3,503,612)          -
      Principal collections                          2,402,671       919,567
   Securities available for sale:
      Purchased                                    (13,611,419)   (2,000,000)
      Proceeds from maturity                        11,150,000     4,500,000
      Proceeds from sale                                 -           800,000
   Purchase of premises and equipment                     (219)          -
            Net cash provided by (used for)
              investing activities                  (3,328,816)    3,077,791
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                       2,105,030       622,897
      Advances from borrowers for taxes and
        insurance                                     (100,623)      (95,558)
   Advances from Federal Home Loan Bank:
      Proceeds                                           -         2,000,000
      Repayments                                         -        (2,000,000)
   Purchase of treasury stock                         (225,688)          -
            Net cash provided by (used for)
              financing activities                   1,778,719       527,339
            Net increase (decrease) in cash
              and cash equivalents                  (1,431,195)    3,778,080
Cash and cash equivalents at beginning of period    11,796,514     2,552,167
Cash and cash equivalents at end of period        $ 10,365,319     6,330,247

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits                        $    885,063       804,017
      Interest on advances from FHLB                   210,974        99,276
      Federal income taxes                        $    102,682       126,973

See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Notes to Consolidated Financial Statements
                                        (Unaudited)


 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1998 contained in the 1998
Annual Report to Stockholders which is filed as an exhibit to the Company's
Annual Report on Form 10-KSB.

 (2)  Following is a summary of basic and diluted earnings per common share for the three months ended December 31, 1998 and 1997:
                                                        Three Months Ended
                                                           December 31,
                                                         1998           1997

      Net earnings                                  $   176,919        199,956

      Weighted-average shares - Basic EPS               761,847        773,750
      Stock options under treasury stock method           1,875          7,682
      Weighted-average shares - Diluted EPS             763,722        781,432

      Basic earnings per common share               $       .23            .26

      Diluted earnings per common share             $       .23            .26


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

Asset and Liability Management and Market Risk

The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, securities and MBS and the average rate paid on deposits, as well as the relative amounts of such assets and liabilities. The Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to foreign currency exchange rate risk, commodity price risk or equity price risk.

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates.
The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.
Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, recently the Bank has originated primarily 20-year, fixed rate loans.
Since April, 1998, the Bank has purchased $13.5 million of 20- and 30-year fixed rate mortgage-backed securities. Advances from the FHLB with a 10-year term, callable in 5 years, were used to fund the purchases. Management does not anticipate that either financial objectives, strategies or instruments used to manage its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 100 basis point increase or decrease in interest rates. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

Year 2000

The Bank is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000" software failures. All major customer applications are processed through an outside service bureau which recently completed proxy testing. Other major systems have been tested. Connectivity testing between Bank and vendor systems to ensure continued compatibility is scheduled for March, 1999. The Bank identified certain of its hardware and software that would not be year 2000 compliant and purchased newer equipment and software amounting to $63,000 in 1998.
Management is unable to estimate any additional expense related to this issue. Any year 2000 compliance failure could result in additional expense to the Bank.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, security maturities, principal collections on mortgage-backed securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home
Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

The minimum level of liquidity required by regulation is presently 4%.  The
Bank's liquidity ratio exceeded the regulatory requirement at December 31, 1998.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of December 31, 1998, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank's regulatory capital and regulatory capital requirements at December 31, 1998 are summarized as follows:

                                           Minimum Required  Minimum Required
                                              for Capital        to be "Well
                                     Actual     Adequacy         Capitalized"
                                  Amount   Ratio  Amount  Ratio  Amount  Ratio
                                                   (Dollars in Thousands)
Consolidated stockholders' equity $16,692
Stockholders' equity of Company    (2,901)
Unrealized gain on securities        (155)
Tangible capital                   13,636  14.2%  $1,440  1.5%
General valuation allowance            25
Total capital to risk-weighted
  assets                          $13,661   65.2% $1,676  8.0%  $2,096  10.0%
Tier 1 capital to risk-weighted
  assets                          $13,636   65.1% $  838  4.0%  $1,257   6.0%

Tier 1 capital to total assets    $13,636   14.2% $3,839  4.0%  $4,798   5.0%

Commitments to originate mortgage loans and fund loans in process at December 31, 1998 amounted to $1,063,000, expiring in 180 days or less.
Commitments at December 31, 1998 to purchase securities were approximately
$2,000,000.



Financial Condition

Deposits from customers and cash and cash equivalents were used to fund purchases of securities and mortgage-backed securities. Accrued interest payable on deposits decreased due to timing of interest payments. Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December. During the three months ended December 31, 1998 the Company repurchased 11,500 shares of common stock in the open market at a price of $19.625 per share. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at December 31, 1998.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1998                       $      25,000
      Charge-offs                                             -
      Recoveries                                              -
      Provision for loan loss                                 -
   Balance at December 31, 1998                        $      25,000


                                         Results of Operation

Net Earnings

Net earnings decreased from $200,000 for the three months ended December 31, 1997 to $177,000 for the three months ended December 31, 1998. The decrease was due primarily to a decline in net interest income and an increase in noninterest expense, offset by a decrease in income taxes.

Net Interest Income

Net interest income decreased from $557,000 for the three months ended December
31, 1997 to $533,000 for the three months ended December 31, 1998. Interest income on loans receivable increased as a result of a higher average balance of loans in the 1998 period. Interest on other interest- earning assets increased significantly due to a higher average balance of FHLB daily time deposits. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-bearing assets. Interest on deposits increased due to a higher weighted-average rate, reflecting an increasingly competitive market for retail deposits. Interest on FHLB advances increased due to a higher average balance.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.
Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three months ended December 31, 1998 and 1997.



Noninterest Income

Noninterest income was comparable for the three months ended December 31, 1997 and 1998.

Noninterest Expense

Noninterest expense increased from $236,000 for the three months ended December
31, 1997 to $248,000 for the three months ended December 31, 1998. The increase was due primarily to higher data processing costs and depreciation on equipment.

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


                                  PERRY COUNTY FINANCIAL CORPORATION
                                            (Registrant)


DATE: February 11, 1999           BY: Leo J. Rozier
                                      Leo J. Rozier, President, Chief Executive
                                      Officer and Duly Authorized Officer
                                      and Principal Financial Officer
