Form 10QSB
period 1999-03-31
PERRY COUNTY FINANCIAL CORP
filed 1999-05-05
CIK 931074

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                          WASHINGTON, D. C. 20549

                               FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                                     OR

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

                     Class                      Outstanding March 31, 1999
Common Stock, par value $.01 per share                 810,897 Shares













                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                        FORM 10-QSB

                           FOR THE QUARTER ENDED MARCH 31, 1999

                                           INDEX



                                                                        PAGE NO.


PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                                            1

    Consolidated Statements of Earnings                                    2,4

    Consolidated Statements of Comprehensive Earnings                      3,5

    Consolidated Statements of Cash Flows                                  6

    Notes to Consolidated Financial Statements                             7

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       8

PART II - Other Information                                               11













































                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                        (Unaudited)

                                                    March 31,   September 30,
      Assets                                          1999          1998

Cash and cash equivalents                       $   7,988,900    11,796,514
Securities available for sale, at market
  value (amortized cost of $39,378,184
  and $33,174,361)                                 39,183,125    33,274,100
Federal Home Loan Bank stock                          750,000       750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $34,862,813
  and $33,695,252)                                 34,863,111    34,128,765
Loans receivable, net                              16,152,805    15,764,398
Premises and equipment, net                           321,536       333,323
Accrued interest receivable:
  Securities                                          497,458       430,289
  Mortgage-backed securities                          192,278       189,193
  Loans receivable                                     71,790        74,955
Other assets                                           89,324        65,149
    Total assets                                $ 100,110,327    96,806,686

   Liabilities and Stockholders' Equity

Deposits                                        $  68,084,371    64,150,713
Accrued interest on deposits                          127,616       144,081
Advances from FHLB of Des Moines                   15,000,000    15,000,000
Advances from borrowers for taxes and insurance       206,694       182,209
Other liabilities                                      79,596        53,980
Income taxes payable                                  296,720       397,005
    Total liabilities                              83,794,997    79,927,988
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
  and outstanding                                     -                 -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                    8,565         8,565
Additional paid-in capital                          8,195,664     8,170,765
Common stock acquired by ESOP                        (478,261)     (501,246)
Common stock acquired by MRP                         (148,779)     (189,030)
Unrealized gain (loss) on securities and MBS
  available for sale, net                            (122,699)      335,950
Treasury stock at cost, 45,555 and 34,055 shares     (834,503)     (608,815)
Retained earnings - substantially restricted        9,695,343     9,662,509
    Total stockholders' equity                     16,315,330    16,878,698
    Total liabilities and stockholders' equity  $ 100,110,327    96,806,686


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Earnings
                                       (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1999             1998
Interest income:
   Loans receivable                           $   303,566          311,429
   Mortgage-backed securities                     564,205          489,015
   Securities                                     644,406          577,815
   Other interest-earning assets                   90,737           83,675
      Total interest income                     1,602,914        1,461,934
Interest expense:
   Deposits                                       824,049          799,228
   Advances from FHLB                             206,387           96,262
      Total interest expense                    1,030,436          895,490
      Net interest income                         572,478          566,444
Provision for loan losses                           5,000           -
      Net interest income after provision
        for loan losses                           567,478          566,444
Noninterest income:
   Service charges on NOW accounts                  5,538            6,852
   Gain on sale of mortgage-backed securities
     available for sale                            50,218             -
   Other                                            1,222            4,590
      Total noninterest income                     56,978           11,442
Noninterest expense:
   Compensation and benefits                      150,893          148,708
   Occupancy expense                                7,433            7,288
   Equipment and data processing expense           23,343           23,227
   SAIF deposit insurance premium                   9,775            9,566
   Other                                           41,026           45,488
      Total noninterest expense                   232,470          234,277
      Earnings before income taxes                391,986          343,609
Income taxes                                      155,685          136,159
      Net earnings                            $   236,301          207,450

Basic earnings per common share               $       .31              .27

Diluted earnings per common share             $       .31              .26

Dividends per share                           $       .50              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Comprehensive Earnings
                                          (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     1999             1998

Net earnings                                     $  236,301          207,450
Unrealized gain (loss) on securities and
 mortgage-backed securities available for sale:
   Unrealized gain (loss) arising during period    (246,473)          76,307
   Reclassification adjustment for gain
     included in net earnings                       (31,637)            -
       Comprehensive earnings (loss)             $  (41,809)         283,757


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Earnings
                                       (Unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                   1999             1998
Interest income:
   Loans receivable                            $  605,767          597,998
   Mortgage-backed securities                   1,131,687          995,687
   Securities                                   1,214,594        1,204,586
   Other interest-earning assets                  235,310          119,428
      Total interest income                     3,187,358        2,917,699
Interest expense:
   Deposits                                     1,664,274        1,598,741
   Advances from FHLB                             417,361          195,538
      Total interest expense                    2,081,635        1,794,279
      Net interest income                       1,105,723        1,123,420
Provision for loan losses                           5,000           -
      Net interest income after provision
        for loan losses                         1,100,723        1,123,420
Noninterest income:
   Service charges on NOW accounts                 11,673           15,183
   Gain on sale of mortgage-backed securities
     available for sale                            50,218             -
   Other                                            2,375            5,324
      Total noninterest income                     64,266           20,507
Noninterest expense:
   Compensation and benefits                      306,762          301,468
   Occupancy expense                               15,257           14,884
   Equipment and data processing expense           50,577           43,054
   SAIF deposit insurance premium                  19,095           19,134
   Other                                           88,316           91,516
      Total noninterest expense                   480,007          470,056
      Earnings before income taxes                684,982          673,871
Income taxes                                      271,762          266,465
      Net earnings                              $ 413,220          407,406

Basic earnings per common share                 $     .54              .53

Diluted earnings per common share               $     .54              .52

Dividends per share                             $     .50              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Comprehensive Earnings
                                          (Unaudited)

                                                        Six Months Ended
                                                           March 31,
                                                     1999             1998

Net earnings                                      $ 413,220          407,406
Unrealized gain (loss) on securities and
 mortgage-backed securities available for sale:
   Unrealized gain (loss) arising during period    (427,012)         140,089
   Reclassification adjustment for gain
     included in net earnings                       (31,637)            -
      Comprehensive earnings (loss)               $ (45,429)         547,495


See accompanying notes to consolidated financial statements.

                          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                        1999           1998
Cash flows from operating activities:
   Net earnings                                     $  413,220       407,406
   Adjustments to reconcile net earnings
      to net cash provided by (used for)
        operating activities:
         Depreciation expense                           14,380         7,311
         Provision for loan losses                       5,000          -
         Gain on sale of mortgage-backed
           securities available for sale               (50,218)         -
         ESOP expense                                   47,884        53,010
         MRP expense                                    40,251        39,045
         Amortization of premiums, discounts
           and loan fees, net                         (207,421)     (149,717)
   Decrease (increase) in:
      Accrued interest receivable                      (67,089)       84,117
      Other assets                                     (24,175)      (27,568)
   Increase (decrease) in:
      Accrued interest on deposits                     (16,465)       (1,610)
      Other liabilities                                 25,616        73,982
      Income taxes payable                             169,080       139,491
            Net cash provided by (used for)
              operating activities                     350,063       625,467
Cash flows from investing activities:
   Loans originated, net of principal collections     (393,408)   (1,362,372)
   Mortgage-backed securities available for sale:
      Purchased                                     (8,918,461)         -
      Principal collections                          5,585,669     2,208,382
      Proceeds from sale                             2,205,526          -
   Securities available for sale:
      Purchased                                    (20,136,479)   (9,000,000)
      Proceeds from maturity or call                14,150,000    11,000,000
      Proceeds from sale                                 -           800,000
   Purchase of premises and equipment, net              (2,593)         -
            Net cash provided by (used for)
              investing activities                  (7,509,746)    3,646,010
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                       3,933,658     1,446,323
      Advances from borrowers for taxes and
        insurance                                       24,485       (47,681)
   Advances from Federal Home Loan Bank:
      Proceeds                                           -         2,000,000
      Repayments                                         -        (2,000,000)
   Purchase of treasury stock                         (225,688)         -
   Dividends paid to stockholders                     (380,386)     (386,588)
            Net cash provided by (used for)
              financing activities                   3,352,069     1,012,054
            Net increase (decrease) in cash
              and cash equivalents                  (3,807,614)    5,283,531
Cash and cash equivalents at beginning of period    11,796,514     2,552,167
Cash and cash equivalents at end of period        $  7,988,900     7,835,698

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits                        $  1,680,739     1,600,351
      Interest on advances from FHLB                   417,361       195,538
      Federal and state income taxes              $    102,682       126,973

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

 (2) Following is a summary of basic and diluted earnings per common share for the three months ended March 31, 1999 and 1998:
                                                         Three Months Ended

                                                               March 31,
                                                         1999           1998

      Net earnings                                  $   236,301        207,450

      Weighted-average shares - Basic EPS               762,495        774,899
      Stock options under treasury stock method           4,029         10,187
      Weighted-average shares - Diluted EPS             766,524        785,086

      Basic earnings per common share               $       .31            .27

      Diluted earnings per common share             $       .31            .26

      Following is a summary of basic and diluted earnings per common share for the six months ended March 31, 1999 and 1998:
                                                          Six Months Ended

                                                              March 31,
                                                         1999           1998

      Net earnings                                  $   413,220        407,406

      Weighted-average shares - Basic EPS               762,426        774,324
      Stock options under treasury stock method           4,029         10,187
      Weighted-average shares - Diluted EPS             766,455        784,511

      Basic earnings per common share               $       .54            .53

      Diluted earnings per common share             $       .54            .52

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

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.
Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, recently the Bank has originated primarily 20-year, fixed rate loans. Since April, 1998, the Bank has purchased $14.4 million of 20- and 30-year fixed rate mortgage-backed securities. Advances from the FHLB with a 10-year term, callable in 5 years, were used primarily to fund the purchases.
Management does not anticipate that either financial objectives, strategies or instruments used to manage its interest rate risk exposure will change significantly in the near future.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of an assumed 200 basis point increase or decrease in interest rates, whichever produces the lower value. NPV is the present value of the expected net cash flows from the institution's financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

Year 2000

The Bank is reviewing computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000" software failures. All major customer applications are processed through an outside service bureau which recently completed proxy testing. Other major systems have been tested. Connectivity testing between Bank and vendor systems to ensure continued compatibility has been completed. The Bank has developed a written contingency plan which includes a ledger card system for loan and deposit accounts. The Bank previously identified certain of its hardware and software that would not be year 2000 compliant and purchased newer equipment and software amounting to $63,000 in 1998. Management is unable to estimate any additional expense related to this issue. Any year 2000 compliance failure could result in additional expense to the Bank.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, maturity or call of securities, principal collections on mortgage-backed securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

The minimum level of liquidity required by regulation is presently 4%. The Bank's liquidity ratio exceeded the regulatory requirement at March 31, 1999.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of March 31, 1999, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank's regulatory capital and regulatory capital requirements at March 31, 1999 are summarized as follows:

                                             Minimum Required Minimum Required
                                                   for Capital    to be "Well
                                      Actual         Adequacy     Capitalized"

                                  Amount   Ratio  Amount  Ratio  Amount  Ratio

                                                   (Dollars in Thousands)
Consolidated stockholders' equity $16,315
Stockholders' equity of Company    (2,533)
Unrealized loss on securities         123
Tangible capital                   13,905  14.2%  $1,473  1.5%
General valuation allowance            30
Total capital to risk-weighted
  assets                          $13,935  66.6%  $1,674  8.0%  $2,092  10.0%
Tier 1 capital to risk-weighted
  assets                          $13,905  66.5%  $  837  4.0%  $1,255   6.0%

Tier 1 capital to total assets    $13,905  14.2%  $3,928  4.0%  $4,910   5.0%

Commitments to originate mortgage loans and fund loans in process at March 31, 1999 amounted to $997,000, expiring in 180 days or less. Commitments at March 31, 1999 to purchase mortgage-backed securities were approximately $1,000,000.

Financial Condition

Deposits from customers, cash and cash equivalents, proceeds from maturity or call of securities and proceeds from sale of mortgage-backed securities were used to fund purchases of securities and mortgage-backed securities. Accrued interest on deposits decreased due to timing of interest payments and lower weighted-average rate. Advances from borrowers for taxes and insurance increased due to customer deposits of insurance proceeds from a recent hailstorm, which more than offset the payment of real estate taxes on behalf of borrowers in December. During the six months ended March 31, 1999, the Bank experienced an unrealized loss, net of taxes, on securities and mortgage-backed securities of $459,000.

During October, 1998 the Company repurchased 11,500 shares of common stock in the open market at a price of $19.625 per share. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at March 31, 1999.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1998                    $      25,000
      Charge-offs                                             -
      Recoveries                                              -
      Provision for loan loss                               5,000
   Balance at March 31, 1999                        $      30,000


                                         Results of Operation

Net Earnings

Net earnings increased from $207,000 for the three months ended March 31, 1998 to $236,000 for the three months ended March 31, 1999 primarily as a result of a gain on sale of mortgage-backed securities. Net earnings increased from $407,000 for the six months ended March 31, 1998 to $413,000 for the six months ended March 31, 1999. The increase was due to the gain on sale of mortgage-backed securities, offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

Net interest income increased from $566,000 for the three months ended March 31, 1998 to $572,000 for the three months ended March 31, 1999. Net interest income decreased from $1,123,000 for the six months ended March 31, 1998 to $1,106,000 for the six months ended March 31, 1999. Interest income on mortgage-backed securities and interest income on securities increased as a result of a higher average balance in the 1999 periods. Interest on other interest-earning assets increased due to a higher average balance of FHLB daily time deposits. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-bearing assets. Interest on deposits and interest on FHLB advances increased due to a higher average balance.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank recognized a provision for loan losses for the three and six months ended March 31, 1999 of $5,000. There was no provision for loan losses for the three and six months ended March 31, 1998.

Noninterest Income

Noninterest income was higher as a result of a gain on sale of mortgage-backed securities of $50,000.

Noninterest Expense

Noninterest expense decreased from $234,000 for the three months ended March 31, 1998 to $232,000 for the three months ended March 31, 1999. Noninterest expense increased from $470,000 for the six months ended March 31, 1998 to $480,000 for the six months ended March 31, 1999. The increase for the six month period was due primarily to higher data processing costs and depreciation on equipment.

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

Item 4 - Submission of Matters to a Vote of Security Holders

    (a)  On January 20, 1999 the Company held its Annual Meeting of
           Stockholders.

    (b) At the meeting James K. Young and Milton A. Vogel were elected for terms to expire in 2002.

    (c)  Stockholders voted on the following matters:

        (i)  The election of the following directors of the Company:

             DIRECTOR                      FOR                 ABSTAIN
             James K. Young              745,235                3,150
             Milton A. Vogel             743,235                5,150

        (ii) The ratification of the appointment of Michael Trokey & Company, P.C. as auditors for the Company for the fiscal year ended September 30, 1999:

             VOTES            FOR          AGAINST            ABSTAIN
             748,385        747,735          250                400

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

DATE: May 3, 1999                     BY: Leo J. Rozier

                                      Leo J. Rozier, President, Chief Executive
                                      Officer and Duly Authorized Officer
                                      and Principal Financial Officer