Form 10QSB
period 1999-06-30
PERRY COUNTY FINANCIAL CORP
filed 1999-08-13
CIK 931074

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                          WASHINGTON, D. C. 20549

                               FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                                     OR

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

                     Class                      Outstanding August 2, 1999
Common Stock, par value $.01 per share                 746,216 Shares





















                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                        FORM 10-QSB

                           FOR THE QUARTER ENDED JUNE 30, 1999

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











































                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                        (Unaudited)

                                                    June 30,   September 30,
      Assets                                          1999          1998

Cash and cash equivalents                       $   4,035,711    11,796,514
Securities available for sale, at market
  value (amortized cost of $40,018,056
  and $33,174,361)                                 39,495,150    33,274,100
Federal Home Loan Bank stock                          750,000       750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $37,854,182
  and $33,695,252)                                 37,369,081    34,128,765
Loans receivable, net                              16,055,594    15,764,398
Premises and equipment, net                           314,716       333,323
Accrued interest receivable:
  Securities                                          532,205       430,289
  Mortgage-backed securities                          207,747       189,193
  Loans receivable                                     70,747        74,955
Other assets, including deferred tax asset
    of $245,096 at June 30, 1999                      332,200        65,149
    Total assets                                $  99,163,151    96,806,686

   Liabilities and Stockholders' Equity

Deposits                                        $  68,098,965    64,150,713
Accrued interest on deposits                          140,032       144,081
Advances from FHLB of Des Moines                   15,000,000    15,000,000
Advances from borrowers for taxes and insurance       265,060       182,209
Other liabilities                                      60,831        53,980
Income taxes payable                                   75,399       397,005
    Total liabilities                              83,640,287    79,927,988
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
  and outstanding                                     -                 -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                    8,565         8,565
Additional paid-in capital                          8,208,018     8,170,765
Common stock acquired by ESOP                        (466,768)     (501,246)
Common stock acquired by MRP                         (128,653)     (189,030)
Unrealized gain (loss) on securities and MBS
  available for sale, net                            (635,044)      335,950
Treasury stock at cost, 75,555 and 34,055 shares   (1,423,253)     (608,815)
Retained earnings - substantially restricted        9,959,999     9,662,509
    Total stockholders' equity                     15,522,864    16,878,698
    Total liabilities and stockholders' equity  $  99,163,151    96,806,686


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Earnings
                                       (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                   1999             1998
Interest income:
   Loans receivable                           $   306,074          304,839
   Mortgage-backed securities                     570,833          497,467
   Securities                                     681,279          592,079
   Other interest-earning assets                   73,200           91,719
      Total interest income                     1,631,386        1,486,104
Interest expense:
   Deposits                                       830,887          824,511
   Advances from FHLB                             208,721          112,016
      Total interest expense                    1,039,608          936,527
      Net interest income                         591,778          549,577
Provision for loan losses                            -                -
      Net interest income after provision
        for loan losses                           591,778          549,577
Noninterest income:
   Service charges on NOW accounts                  6,498            7,188
   Gain on sale of mortgage-backed securities
     available for sale                            56,069            3,760
   Other                                            5,261             (127)
      Total noninterest income                     67,828           10,821
Noninterest expense:
   Compensation and benefits                      149,462          144,941
   Occupancy expense                                6,910            8,204
   Equipment and data processing expense           22,559           18,454
   SAIF deposit insurance premium                   9,694            9,565
   Other                                           37,940           39,081
      Total noninterest expense                   226,565          220,245
      Earnings before income taxes                433,041          340,153
Income taxes                                      168,385          134,307
      Net earnings                            $   264,656          205,846

Basic earnings per common share               $       .35              .27

Diluted earnings per common share             $       .35              .26

Dividends per share                           $       .00              .00


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Comprehensive Earnings
                                          (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                     1999             1998

Net earnings                                     $  264,656          205,846
Unrealized gain (loss) on securities and
 mortgage-backed securities available for sale:
   Unrealized gain (loss) arising during period    (477,022)          25,901
   Reclassification adjustment for gain
     included in net earnings                       (35,323)          (2,369)
       Comprehensive earnings (loss)             $ (247,689)         229,378


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Earnings
                                       (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                   1999             1998
Interest income:
   Loans receivable                            $  911,841          902,837
   Mortgage-backed securities                   1,705,520        1,493,154
   Securities                                   1,895,873        1,796,665
   Other interest-earning assets                  308,510          211,147
      Total interest income                     4,818,744        4,403,803
Interest expense:
   Deposits                                     2,495,161        2,423,252
   Advances from FHLB                             626,082          307,554
      Total interest expense                    3,121,243        2,730,806
      Net interest income                       1,697,501        1,672,997
Provision for loan losses                           5,000           -
      Net interest income after provision
        for loan losses                         1,692,501        1,672,997
Noninterest income:
   Service charges on NOW accounts                 18,171           22,371
   Gain on sale of mortgage-backed securities
     available for sale                           106,287            3,760
   Other                                            7,636            5,197
      Total noninterest income                    132,094           31,328
Noninterest expense:
   Compensation and benefits                      456,224          446,409
   Occupancy expense                               22,167           23,088
   Equipment and data processing expense           73,136           61,508
   SAIF deposit insurance premium                  28,789           28,699
   Other                                          126,256          130,597
      Total noninterest expense                   706,572          690,301
      Earnings before income taxes              1,118,023        1,014,024
Income taxes                                      440,147          400,772
      Net earnings                             $  677,876          613,252

Basic earnings per common share                $      .89              .79

Diluted earnings per common share              $      .89              .78

Dividends per share                            $      .50              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Comprehensive Earnings
                                          (Unaudited)

                                                       Nine Months Ended
                                                           June 30,
                                                     1999             1998

Net earnings                                      $ 677,876          613,252
Unrealized gain (loss) on securities and
 mortgage-backed securities available for sale:
   Unrealized gain (loss) arising during period    (904,033)         165,990
   Reclassification adjustment for gain
     included in net earnings                       (66,961)          (2,369)
      Comprehensive earnings (loss)               $(293,118)         776,873


See accompanying notes to consolidated financial statements.

                          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                        Nine Months Ended
                                                             June 30,
                                                        1999           1998
Cash flows from operating activities:
   Net earnings                                     $  677,876       613,252
   Adjustments to reconcile net earnings
      to net cash provided by (used for)
        operating activities:
         Depreciation expense                           21,200        10,974
         Provision for loan losses                       5,000          -
         Gain on sale of mortgage-backed
           securities available for sale              (106,287)       (3,760)
         ESOP expense                                   71,731        80,017
         MRP expense                                    60,377        58,567
         Amortization of premiums, discounts
           and loan fees, net                         (359,297)     (233,527)
   Decrease (increase) in:
      Accrued interest receivable                     (116,262)      (73,744)
      Other assets                                     (21,955)      (15,969)
   Increase (decrease) in:
      Accrued interest on deposits                      (4,049)       (1,000)
      Other liabilities                                  6,851         3,420
      Income taxes payable                               3,563       (31,839)
            Net cash provided by (used for)
              operating activities                     238,748       406,391
Cash flows from investing activities:
   Loans originated, net of principal collections     (291,632)   (1,810,220)
   Mortgage-backed securities available for sale:
      Purchased                                    (15,881,389)   (4,005,682)
      Principal collections                          7,631,381     4,092,172
      Proceeds from sale                             4,195,315          -
   Securities available for sale:
      Purchased                                    (20,636,912)  (16,467,155)
      Proceeds from maturity or call                14,150,000    16,050,000
      Proceeds from sale                                 -           800,000
      Redemption of FHLB stock, net                      -           176,500
   Purchase of premises and equipment, net              (2,593)      (46,785)
            Net cash provided by (used for)
              investing activities                 (10,835,830)   (1,300,101)
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                       3,948,252     3,037,749
      Advances from borrowers for taxes and
        insurance                                       82,851        (7,823)
   Advances from Federal Home Loan Bank:
      Proceeds                                           -         8,500,000
      Repayments                                         -        (6,500,000)
   Purchase of treasury stock                         (814,439)         -
   Dividends paid to stockholders                     (380,386)     (386,588)
            Net cash provided by (used for)
              financing activities                   2,836,279     4,643,338
            Net increase (decrease) in cash
              and cash equivalents                  (7,760,803)    3,749,628
Cash and cash equivalents at beginning of period    11,796,514     2,552,167
Cash and cash equivalents at end of period        $  4,035,711     6,301,795

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits                        $  2,499,210     2,424,252
      Interest on advances from FHLB                   626,082       307,554
      Federal and state income taxes              $    239,956       432,611

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

 (2) Following is a summary of basic and diluted earnings per common share for the three months ended June 30, 1999 and 1998:
                                                         Three Months Ended
                                                              June 30,
                                                         1999           1998

      Net earnings                                  $   264,301        205,846

      Weighted-average shares - Basic EPS               761,116        776,049
      Stock options under treasury stock method           3,751          9,668
      Weighted-average shares - Diluted EPS             764,869        785,717

      Basic earnings per common share               $       .35            .27

      Diluted earnings per common share             $       .35            .26

      Following is a summary of basic and diluted earnings per common share for the nine months ended June 30, 1999 and 1998:
                                                          Nine Months Ended
                                                               June 30,
                                                         1999           1998

      Net earnings                                  $   677,876        613,252

      Weighted-average shares - Basic EPS               759,163        774,899
      Stock options under treasury stock method           3,753          9,668
      Weighted-average shares - Diluted EPS             762,916        784,567

      Basic earnings per common share               $       .89            .79

      Diluted earnings per common share             $       .89            .78

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

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.
Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, recently the Bank has originated primarily 20-year, fixed rate loans. Since October, 1998, the Bank has purchased $11.3 million of 20- and 30-year fixed rate mortgage-backed securities. Advances from the FHLB with a 10-year term, callable in 5 years, were used primarily to fund the purchases.
Management does not anticipate that either financial objectives, strategies or instruments used to manage its interest rate risk exposure will change significantly in the near future.

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

The minimum level of liquidity required by regulation is presently 4%. The Bank's liquidity ratio exceeded the regulatory requirement at June 30, 1999.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of June 30, 1999, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank's regulatory capital and regulatory capital requirements at June 30, 1999 are summarized as follows:

                                               Minimum Required Minimum Required
                                                   for Capital    to be "Well
                                      Actual         Adequacy    Capitalized"
                                  Amount   Ratio  Amount  Ratio  Amount  Ratio
                                                   (Dollars in Thousands)
Consolidated stockholders' equity $15,523
Stockholders' equity of Company    (2,387)
Unrealized loss on securities         635
Tangible capital                   13,771  14.1%  $1,468  1.5%
General valuation allowance            30
Total capital to risk-weighted
  assets                          $13,801  69.9%  $1,580  8.0%  $1,976  10.0%
Tier 1 capital to risk-weighted
  assets                          $13,771  69.7%  $  790  4.0%  $1,185   6.0%

Tier 1 capital to total assets    $13,771  14.1%  $3,916  4.0%  $4,896   5.0%

Commitments to originate mortgage loans and fund loans in process at June 30, 1999 amounted to $776,000, expiring in 180 days or less.

Financial Condition

Deposits from customers, cash and cash equivalents, proceeds from maturity or call of securities and proceeds from sale of mortgage-backed securities were used to fund purchases of securities and mortgage-backed securities.
Advances from borrowers for taxes and insurance increased due to customer deposits of insurance proceeds from a recent hailstorm, which more than offset the payment of real estate taxes on behalf of borrowers in December. During the nine months ended June 30, 1999, the Bank experienced an unrealized loss, net of taxes, on securities and mortgage-backed securities of $971,000. During the nine months ended June 30, 1999 the Company repurchased 41,500 shares of common stock in the open market at $19.625 per share. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at June 30, 1999.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1998                    $      25,000
      Charge-offs                                             -
      Recoveries                                              -
      Provision for loan losses                             5,000
   Balance at June 30, 1999                         $      30,000


                                         Results of Operation

Net Earnings

Net earnings increased from $206,000 for the three months ended June 30, 1998 to $265,000 for the three months ended June 30, 1999. Net earnings increased from $613,000 for the nine months ended June 30, 1998 to $678,000 for the six months ended June 30, 1999. The increase was due primarily to the gain on sale of mortgage-backed securities (MBSs) and higher net interest income, offset by an increase in noninterest expense and income taxes.

Net Interest Income

Net interest income increased from $550,000 for the three months ended June
30, 1998 to $592,000 for the three months ended June 30, 1999. Net interest income decreased from $1,673,000 for the nine months ended June 30, 1998 to $1,698,000 for the nine months ended June 30, 1999. Interest income MBSs and interest income on securities increased as a result of a higher average balance in the 1999 periods. Interest on other interest-earning assets decreased for the three months ended June 30, 1999 compared to the 1998 period due to a lower average balance of FHLB daily time deposits. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-earning assets. Interest on deposits and interest on FHLB advances increased due to a higher average balance.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank recognized a provision for loan losses for the nine months ended June 30, 1999 of $5,000. There was no provision for loan losses for the three and nine months ended June 30, 1998.

Noninterest Income

Noninterest income was higher as a result of a gain on sale of mortgage-backed securities for the three and nine months ended June 30, 1999 of $56,000 and $106,000, respectively. A gain of $4,000 was recognized in the comparable periods for 1998.

Noninterest Expense

Noninterest expense increased from $220,000 for the three months ended June
30, 1998 to $227,000 for the three months ended June 30, 1999. Noninterest expense increased from $690,000 for the nine months ended June 30, 1998 to $707,000 for the nine months ended June 30, 1999. The increase for the nine month period was due primarily to higher data processing costs and depreciation on equipment.

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


DATE: August 12, 1999              BY: Leo J. Rozier

                                      Leo J. Rozier, President, Chief Executive
                                      Officer and Duly Authorized Officer
                                      and Principal Financial Officer