Form 10-K
period 1999-09-30
PERRY COUNTY FINANCIAL CORP
filed 1999-12-23
CIK 931074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------
       COMMISSION FILE NUMBER 0-25088


                       PERRY COUNTY FINANCIAL CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           MISSOURI                                               43-1694505
-------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


14 North Jackson Street, Perryville, Missouri                           63775
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (573) 547-4581

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
-------------------------------------------------------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
-------------------------------------------------------------------------------
                                (Title of class)

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

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$6.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of December 16, 1999, was approximately $12.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of November 30, 1999, there were 741,928 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 1999.

         Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of Stockholders.

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

         At September 30, 1999, the Company had $96.6 million of assets and stockholders' equity of $13.2 million (or 13.7% of total assets).

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

         The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to purchase securities and mortgage-backed securities and to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial, construction, development and multi-family real estate loans and loans secured by deposit accounts. At September 30, 1999, at least 90% of the Bank's real estate mortgage loans were secured by properties located in Missouri.

         The Bank's revenues are derived primarily from interest earned on securities, mortgage- backed securities and on mortgage loans. The Bank does not originate loans to fund leveraged buyouts, and has no loans to foreign corporations or governments. The Bank only solicits deposits in its primary market area and does not accept brokered deposits.

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

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

         MARKET AREA. The Bank's office is located at 14 North Jackson Street in Perryville, Missouri. Through this office, the Bank currently serves primarily Perry County. Perryville, Missouri is located approximately 80 miles south of St. Louis, Missouri. Perryville is the County Seat of Perry County. Perry County has a population of approximately 17,000. The major employers in Perry County are engaged in light industry and include Gilster-Mary Lee, Sabreliner Corporation, Miraculous Medal Association, East Perry Lumber Company, NPS Corporation, TG (USA) Corporation, Perry Crating Company and Solar Press.


         GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, multi-family and commercial real estate loans and construction or development loans. At September 30, 1999, the Bank's gross loans outstanding totaled $17.0 million, of which $14.4 million or 84.7% were one-to four-family residential mortgage loans. One- to four-family mortgage loans were primarily fixed rate loans. At that same date, commercial and multi-family residential real estate loans totaled $644,000, all of which were fixed-rate loans. Also at that date, the Bank's construction and land loans totaled $1.0 million or 6.1% of the Bank's total loan portfolio, all of which were fixed-rate loans. Loans secured by deposit accounts were $280,000 at September 30, 1999.

         The Bank and the Company also invest in mortgage-backed and related securities and U.S. government and agency obligations. At September 30, 1999, mortgage-backed securities totaled $36.5 million or 37.8% of total assets and U.S. government and agency obligations totaled $37.6 million or 38.9% of total assets. See "Investment Activities."

         All loans up to $85,000 must be approved by the Bank's President. Requests for loans greater than $85,000 are reviewed and considered for
approval by the Board of Directors on a case-by-case basis.   The  Bank's  loans
-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 1999, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $2.1 million.
At September 30, 1999, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's
largest   lending   relationship   at   September   30,   1999   was  a
commercial loan of $384,000. The next largest lending relationship at September 30, 1999 was a commercial loan of $350,000. Both loans were current as of September 30, 1999.

         LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Bank's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                          September 30,
                                          --------------------------------------------------------------------------
                                                   1999                       1998                     1997
                                          --------------------------------------------------------------------------
                                           Amount       Percent       Amount       Percent     Amount       Percent
                                          --------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family.....................  $14,379        84.7%       $13,496         84.4%   $11,844         81.5%
 Multi-family............................       26          .2             42          0.3         64          0.4
 Commercial..............................      618         3.6            727          4.6        726          5.0
 Construction or land....................    1,669         9.8          1,269          7.9      1,519         10.5
                                           ---------     -------       -------        -----    -------        -----
     Total real estate loans.............   16,692        98.3         15,534         97.2     14,153         97.4
                                           ---------     -------       -------        -----    -------        -----

OTHER LOANS:
 Consumer Loans:
  Deposit account........................      280         1.7             454         2.8        382          2.6
                                           ---------     -------       -------       -----    -------        -----
     Total consumer loans................      280         1.7             454         2.8        382          2.6
                                           ---------     -------       -------       -----    -------        -----
     Total loans.........................   16,972       100.0%         15,988       100.0%    14,535        100.0%
                                                         =======                      =====                   =====

LESS:
 Loans in process........................      329                         190                    591
 Deferred fees and discounts.............       13                           9                      9
 Allowance for losses....................       30                          25                     25
                                           ---------                   -------                -------
 Total loans receivable, net.............  $16,600                     $15,764                $13,910
                                           =========                   =======                =======

         Adjustable rate loans included in the loan portfolio amounted to $504,000 at September 30, 1999.

         The following table sets forth certain information at September 30, 1999 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below. Construction loans are automatically converted to permanent loans, and are included in the related real estate mortgage loans category.



                                          Real Estate        Loans Secured by
                                        Mortgage Loans(2)     Deposit Accounts     Total
                                       ---------------------------------------------------
                                                          (Dollars in Thousands)
Due During Years Ending:
Within 1 year(1)...................     $          6            $      280      $   286
After 1 year through 3 years.......               45                    -            45
After 3 years through 5 years......              172                    -           172
After 5 years through 10 years.....              888                    -           888
Beyond 10 years....................           15,581                    -        15,581
                                        ------------           -----------      ----------
       Total gross loans...........     $     16,692            $      280      $16,972
                                        ============           ===========      ==========


(1)  Includes demand loans and loans having no stated maturity.
(2) Includes single- and multi-family loans, construction, land and commercial loans.



         The following table sets forth the dollar amount of all real estate mortgage loans at September 30, 1999, due after September 30, 2000, which have fixed interest rates and adjustable interest rates.


                                                             Real Estate
                                                          Mortgage Loans(1)
                                                      -------------------------
                                                        (Dollars in Thousands)
Fixed rate...........................................      $16,182
Adjustable rate......................................          504
                                                            ______
       Total gross loans.............................      $16,686
                                                            ======


(1) Includes single and multi-family loans, construction, land and commercial loans.



         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. At September 30, 1999, $14.4 million, or 84.7%, of the Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family
residences.   Approximately  90% of these  loans were  located in the
Bank's market area.

         At September 30, 1999, the Bank offered one- to four-family residential fixed rate loans with loan payments (amortization) based on a 25 year maturity, but with a loan term of 20 years. In prior years, the Bank originated fixed rate loans with terms to maturity up to 30 years, and during fiscal 1999 the Bank offered fixed rate residential mortgage loans based on a 20 year maturity.
At September 30, 1999, the total balance of one- to four-family fixed rate loans was $13.9 million or 81.8% of the Bank's gross loan portfolio.

         The Bank also offers one- to four-family residential adjustable rate mortgages ("AMLs") which are fully amortizing loans with contractual maturities of up to 20 years. The interest rates on substantially all of the AMLs originated by the Bank are subject to adjustment after the initial period at one year intervals. The Bank's AML products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's AMLs are generally limited to 2% at any adjustment date and 6% over the life of the loan. The Bank's AMLs do not contain prepayment penalties and do not produce negative amortization. At September 30, 1999, the total balance of one- to four-family AMLs was $.5 million, or 3.0% of the Bank's gross loan portfolio.

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

         In the past, the Bank has purchased one- to four-family residential mortgage loans secured by property located outside its market area. The loans purchased were reviewed by the Bank prior to purchase for compliance with its own underwriting standards. Some of these loans did, however, exceed the 80% loan-to-value ratio requirement (but were covered by private mortgage insurance which reduced the Bank's exposure to no more than 80%). The Bank's purchased loans are wellseasoned, since it has not purchased any such loans for at least five years. The Bank's purchased residential mortgage loans have performed in a manner consistent with its originated loans.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank has also engaged in a limited amount of multi-family and commercial real estate lending in its market area. At September 30, 1999, the Bank had $644,000 in its multi-family and commercial real estate loan portfolio. The Bank does not currently purchase these types of loans. These loans represented
3.8% of the Bank's gross loan portfolio.

         The Bank's multi-family and commercial real estate loan portfolio is secured primarily by office, other commercial or apartment buildings. Commercial and multi-family real estate loans generally have terms that do not exceed 20 years and are made in amounts up to 80% of the appraised value of the security property. All of these loans have fixed rates of interest.
In underwriting these loans, the Bank currently analyzes the financial condition of the borrower (including a review of the borrower's personal financial statements), the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank may also require a personal guarantee from the borrower on these loans. Appraisals on properties securing commercial real estate loans originated by the Bank are, to the extent required by federal regulations, performed by independent appraisers.

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

         CONSTRUCTION LENDING. At September 30, 1999, the Bank had $1.0 million of construction and development loans. Perry County offers loans to individuals for the construction of their residences, as well as to builders principally for the construction of one- to four-family residences.Currently, such loans are offered with fixed rates of interest. Following the six month construction period, these loans may become permanent loans.

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

         CONSUMER LENDING. The only consumer loans offered by the Bank are loans secured by deposit accounts. At September 30, 1999, the Bank's consumer loan portfolio totaled $280,000 or 1.7% of the Bank's gross loan portfolio.


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

         The following table shows the loan origination activities of the Bank for the periods indicated.


                                                 Year Ended September 30,
                                        --------------------------------------------
                                             1999             1998          1997
                                        --------------------------------------------
                                                        (In Thousands)
ORIGINATIONS BY TYPE:
 Adjustable rate:
  Real estate - one- to four-family.....    $    -            $  ---        $   71
                                            ----------        ------        ------
         Total adjustable-rate..........         -               ---            71
                                            ----------        ------        ------
 Fixed rate:
  Real estate - commercial and development     603               467           238
  Real estate - one- to four-family.......   5,376             6,449         4,996
  Non-real estate - consumer..............     611               786           716
                                            ----------        ------        ------
         Total fixed-rate.................   6,590             7,702         5,950
                                            ----------        ------        ------
         Total loans originated...........  $6,590            $7,702        $6,021
                                            ==========        ======        ======



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

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1999.


                                                  Loans Delinquent For:
                           -----------------------------------------------------------------        Total Loans Delinquent
                                      60-89 Days                     90 Days and Over                 60 Days and Over
                           -----------------------------------------------------------------  --------------------------------

                                                  Percent                           Percent                         Percent
                                                  of Loan                           of Loan                         of Loan
                            Number    Amount     Category     Number    Amount     Category    Number    Amount     Category
                           -----------------------------------------------------------------  --------------------------------
                                                                 (Dollars in Thousands)
Real Estate:
  One- to four-family......    -      $ -           -    %        -      $  -          -   %    -          $ -        -  %
                             -----    ------                    -----     ------                -----     ------

     Total.................    -      $ -           -    %        -       $ -          -   %    -          $ -        -  %
                             =====    ======                    =====     ======                =====     ======




         ASSET QUALITY. The Bank currently concentrates its lending activity primarily on one- to four-family mortgage loans in Perry County, Missouri and has traditionally experienced low non-performing asset levels. At September 30, 1999, the Bank had no non-performing assets, which is below average for comparable institutions. See "- Allowance for Losses on Loans."

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


                                                            September 30,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------------------------
                                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................  $---    $---    $  11
                                                       ----    ----    -----
     Total...........................................  ----     ---       11
                                                       ----    ----    -----

Total non-performing assets..........................  $---    $---    $  11
                                                       ====    ====    =====
Total as a percentage of total assets................  ---%    ---%     0.06%
                                                       ====    ====    =====



         OTHER LOANS OF CONCERN. As of September 30, 1999 there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1999, the Bank had no assets classified as substandard.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance and no assurance can be made that future additions to the allowance will not be as large or larger than those in previous years. At September 30, 1999, the Bank had a total allowance for losses on loans of $30,000, or .18% of total gross loans. See Note 5 of the Notes to Consolidated
Financial Statements.

         The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                            Year Ended
                                                           September 30,
                                                    ---------------------------
                                                     1999       1998      1997
                                                    ---------------------------
                                                       (Dollars in Thousands)

Balance at beginning of period.................      $   30    $ 25      $ 25

Net charge-offs................................         ---     ---       ---
Additions charged to operations................           5     ---       ---
                                                     ------    ----      ----
Balance at end of period.......................      $   30    $ 25      $ 25
                                                     ======    ====      ====
Ratio of net charge-offs during the period to
 average loans outstanding during the period...        ---%    ---%      ---%
                                                     ======    ====      ====

Ratio of net charge-offs during the period to
 average non-performing assets.................        ---%    ---%      ---%
                                                     ======    ====      ====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                               September 30,
                              -----------------------------------------------------------------------------
                                               1999                                  1998
                              -----------------------------------------------------------------------------
                                          Percentage    Percent of                Percentage   Percent of
                                           of Loans      Allowance                 of Loans    Allowance
                                Amount      in Each      to Gross      Amount      in Each      to Gross
                               of Loan     Category      Loans in     of Loan      Category     Loans in
                                 Loss      to Total        Each         Loss       to Total       Each
                              Allowance   Gross Loans    Category    Allowance   Gross Loans    Category
                              -----------------------------------------------------------------------------
                                                           (Dollars in Thousands)

One- to four-family...........  $ 30         84.7%        .21%      $ 25          0.19%         84.4%
Multi-family..................   ---           .2         ---         ---           ---          0.3
Commercial real estate........   ---          3.6         ---         ---           ---          4.6
Construction or development...   ---          9.8         ---         ---           ---          7.9
Consumer......................   ---          1.7         ---         ---           ---          2.8
Unallocated...................   ---          ---         ---         ---           ---          ---
                                --------   --------    --------      ----         ------       ------
      Total...................  $ 30        100.0%        .21%      $ 25           .19%        100.0%
                                ========   ========    ========      ====         ======       ======






                                          September 30,
                              -------------------------------------
                                             1997
                              -------------------------------------
                                           Percentage   Percent of
                                            of Loans    Allowance
                                 Amount      in Each     to Gross
                                of Loan     Category     Loans in
                                  Loss      to Total       Each
                               Allowance   Gross Loans   Category
                              -------------------------------------

One- to four-family...........   $ 25          81.5%        0.21%
Multi-family..................    ---           0.4          ---
Commercial real estate........    ---           5.0          ---
Construction or development...    ---          10.5          ---
Consumer......................    ---           2.6          ---
Unallocated...................    ---           ---          ---
                                 ----         ------        -----
      Total...................   $ 25         100.0%        0.21%
                                 ====         ======        =====

INVESTMENT ACTIVITIES

         Perry County must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30, 1999, the Bank met its regulatory liquidity ratio requirement (which is the ratio of liquid assets as a percentage of net withdrawable savings deposits and current borrowings). See "Regulation - Liquidity."

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

         MORTGAGE-BACKED SECURITIES. The Bank first began making significant purchases of mortgage-backed securities in the early 1980s as an alternative to home mortgage originations for portfolio when management determined that such investments would produce higher risk-adjusted yields for the Bank in light of the competition and limited consumer demand for home mortgages in its market area. The Bank's current investment strategy emphasizes mortgage-backed securities with high credit quality, high cash flow, high liquidity and minimal prepayment risk. The Bank has invested primarily in federal agency securities, principally Freddie Mac, Ginnie Mae and Fannie Mae obligations and certain types of CMOs. See Note 4 of the Notes to Consolidated Financial Statements.

         The Fannie Mae, Freddie Mac and Ginnie Mae certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, single-family residential mortgages issued by these government- sponsored entities. Fannie Mae and Freddie Mac provide the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. Ginnie Mae's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.

         A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. Management believes these securities may represent attractive alternatives relative to other investments due to the wide variety of maturity and repayment options available through such
investments. The Bank did not hold any CMOs at September 30, 1999.   The
Bank does not anticipate purchasing significant amounts of CMOs in the future.

         Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that result in nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac and certain AA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by Ginnie Mae and the SBA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans. These types of securities thus allow the Bank to optimize regulatory capital to a greater extent than non-securitized whole loans.

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

         SECURITIES. At September 30, 1999, the Company and Bank's securities (including a $750,000 investment in the common stock of the FHLB of Des Moines) totaled $38.3 million, or 39.7% of its total assets.
It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated Financial Statements.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $2.1 million as of September 30, 1999, plus an additional 10% if the investments are fully secured by readily marketable collateral. At September 30, 1999, the Bank was in compliance with this regulation. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Company's and Bank's securities and mortgage-backed securities at the dates indicated.

                                                                  September 30,
                                        ---------------------------------------------------------------
                                                 1999                 1998                 1997
                                        ---------------------------------------------------------------
                                         Carrying     % of     Carrying    % of    Carrying     % of
                                           Value      Total      Value     Total     Value      Total
                                        ---------------------------------------------------------------
                                                             (Dollars in Thousands)
Debt securities:
  U.S. government securities............ $     ---         %   $   ---        ---%  $   ---      ---%
  Federal agency obligations............    37,599      98.0    33,274       97.8    35,411     98.3
                                         ---------   -------   -------      ------  -------    ------
     Subtotal...........................    37,599      98.0    33,274       97.8    35,411     98.3
                                         ---------   -------   -------      ------  -------    ------
Equity securities:
  FHLB stock............................       750       2.0       750        2.2       602      1.7
                                         ---------   -------   -------      ------  -------    ------
     Subtotal...........................       750       2.0       750        2.2       602      1.7
                                         ---------   -------   -------      ------  -------    ------
     Total debt and equity securities... $  38,349     100.0%  $34,024      100.0%  $36,013    100.0%
                                         =========   =======   =======      ======  =======    ======

Other interest-earning assets:
  Interest-bearing deposits with banks.. $   2,702     100.0%  $11,651      100.0%  $ 2,346    100.0%
                                         ---------   -------   -------      ------  -------    ------
     Total.............................. $   2,702     100.0%  $11,651      100.0%  $ 2,346    100.0%
                                         =========   =======   =======      ======  =======    ======

Mortgage-backed securities:
  Ginnie Mae............................   $30,077      82.4%  $19,767       57.9%  $16,222     53.0%
  Fannie Mae............................     5,959      16.3    11,103       32.5    10,074     32.9
  Freddie Mac...........................       456       1.3     3,259        9.6     4,335     14.1
                                         ---------   -------   -------      ------  -------    ------
     Total mortgage-backed securities... $  36,492     100.0%  $34,129      100.0%  $30,631    100.0%
                                         =========   =======   =======      ======  =======    ======



         The composition and maturities of the securities portfolio, excluding FHLB stock and other equity securities, are indicated in the following table.


                                                                   September 30, 1999
                                     -------------------------------------------------------------------------------
                                       Less Than      1 to 5        5 to 10       Over         Total Investment
                                         1 Year        Years         Years      10 Years          Securities
                                     -------------------------------------------------------------------------------
                                        Carrying     Carrying      Carrying     Carrying      Market    Amortized
                                         Value         Value         Value        Value        Value       Cost
                                     -------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Federal agency obligations
 available-for-sale..................  $ ---          $ ---         $ 2,423       $35,176     $37,599      $40,690
                                       --------       --------      --------     --------     --------    --------

Weighted average yield...............         %              %         7.03%         6.74%       6.76%
                                       ========       ========      ========     ========     ========



         The Company and the Bank's securities portfolio at September 30, 1999, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.


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

         The following table sets forth the savings flows at the Bank during the periods indicated.


                                            Year Ended September 30,
                                     ---------------------------------------
                                       1999          1998          1997
                                     ---------------------------------------
                                                  (In Thousands)

Opening balance..................     $ 64,151      $ 61,071      $ 62,712
Deposits.........................       39,712        36,467        33,795
Withdrawals......................      (38,698)      (35,827)      (37,673)
Interest credited................        2,582         2,440         2,237
                                      ---------     --------      --------

Ending balance...................     $ 67,747      $ 64,151      $ 61,071
                                      =========     ========      ========

Net increase (decrease)..........     $  3,596      $  3,080      $ (1,641)
                                      =========     ========      ========
Percent increase (decrease)......         5.61%         5.04%        (2.62)%
                                      =========     ========      ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                            September 30,
                                                  ---------------------------------------------------------------
                                                          1999                  1998                  1997
                                                  ---------------------------------------------------------------
                                                              Percent               Percent               Percent
                                                    Amount   of Total    Amount    of Total    Amount    of Total
                                                 ---------------------------------------------------------------
                                                                        (Dollars in Thousands)

TRANSACTIONS AND SAVINGS DEPOSITS:
Noninterest Bearing NOW Accounts..................  $     59       .1%   $    81     0.1%      $   177     0.3%
NOW Accounts 2.25%................................     3,478      5.1      3,015     4.7         3,303     5.4
Passbook Accounts 2.75%...........................     4,075      6.0      4,004     6.3         4,182     6.9
Money Market Accounts 4.72%, 4.69%
 and 4.65%........................................    10,046     14.8      8,218    12.8         7,349    12.0
                                                    --------  --------   -------   ------      -------   ------

Total Non-Certificates............................    17,658     26.0     15,318    23.9        15,011    24.6
                                                    --------  --------   -------   ------      -------   ------

CERTIFICATES:

 2.00 -  4.00%....................................       120       .2        117     0.2           215     0.3
 4.01 -  6.00%....................................    48,471     71.6     44,265    69.0        30,351    49.7
 6.01 -  8.00%....................................     1,509      2.2      4,451     6.9        15,494    25.4
                                                    --------  --------   -------   ------      -------   ------

Total Certificates................................    50,100     74.0     48,833    76.1        46,060    75.4
                                                    --------  --------   -------   ------      -------   ------
Total Deposits....................................  $ 67,758    100.0%   $64,151   100.0%      $61,071   100.0%
                                                    ========  ========   =======   ======      =======   ======




         The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1999.


                                   2.00-      4.01-       6.01-                  Percent
                                   4.00%      6.00%       8.00%       Total     of Total
                                ------------------------------------------------------------
                                                  (Dollars in Thousands)
Certificate accounts
maturing in year ending:
-------------------------------
September 30, 2000.............  $   120     $39,010     $ 1,057     $40,187       80.2%
September 30, 2001.............        -       7,211         452       7,663       15.3
September 30, 2002.............        -       1,357           -       1,357        2.7
September 30, 2003.............        -         416           -         416         .8
September 30, 2004.............        -         477           -         477        1.0
                                 --------    --------    --------    --------     ------

   Total.......................  $   120     $48,471     $ 1,509     $50,100      100.0%
                                 ========    ========    ========    ========     ======

   Percent of total............        .3%      96.7%        3.0%      100.0%
                                 ========    ========    ========    ========


         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

                                                                        Maturity
                                                  ---------------------------------------------------
                                                                   Over         Over
                                                   3 Months       3 to 6      6 to 12        Over
                                                    or Less       Months       Months     12 Months       Total
                                                  ---------------------------------------------------   ---------
                                                                           (In Thousands)

Certificates of deposit less than $100,000....... $ 8,171,107  $10,878,652  $13,418,481   $ 9,913,515   $42,381,755

Certificates of deposit of $100,000 or more(1)...   3,129,484    2,609,065    1,979,442       ---         7,717,991

Total certificates of deposit.................... $11,300,591  $13,487,717  $15,397,923   $ 9,913,515   $50,099,746
                                                   ==========    =========    =========     =========    =========

-----------------------
(1)  Includes deposits from governmental and other public entities.

         Generally, the Bank does not pay interest rates on its jumbo certificates of deposit (certificates of deposit with balances of $100,000 or more) in excess of the interest rates paid on certificates of deposit with balances of less than $100,000.

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

         There were $15.0 million of advances from FHLB of Des Moines outstanding as of September 30, 1999.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.


                                              Year Ended September 30,
                                       ------------------------------------
                                        1999          1998         1997
                                       ------------------------------------
                                             (Dollars in Thousands)
MAXIMUM BALANCE:
  FHLB advances................         $15,000     $15,000        $6,500

AVERAGE BALANCE:
  FHLB advances................         $15,000     $ 8,538        $3,346

         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                                           September 30,
                                                          ------------------------------------------
                                                             1999            1998           1997
                                                          ------------------------------------------
                                                                       (Dollars in Thousands)

FHLB advances.............................................   $15,000         $15,000        $6,500
                                                             ----------      -------        ------
     Total borrowings.....................................   $15,000         $15,000        $6,500
                                                             ==========      =======        ======
Weighted average interest rate of FHLB advances...........       5.5%          5.5%          6.0%
                                                             ==========          ===           ===



SUBSIDIARY AND OTHER ACTIVITIES

         As a federally chartered savings association, Perry County is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 1999, Perry County had no subsidiaries.

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

         Perry County's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, Perry County's lending limit under this restriction was $2.1 million. Perry County is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As of September 30, 1999, Perry County met the requirements of a well-capitalized institution.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1999, Perry County did not have any intangible assets.

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

         At September 30, 1999, Perry County had tangible capital of $14.0 million, or 14.4% of adjusted total assets, which is approximately $11.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 1999, Perry County had no intangibles which were subject to these tests.

         At September 30, 1999, Perry County had core capital equal to $14.0 million, or 14.4% of adjusted total assets, which is $12.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, Perry County was in compliance with this requirement.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Perry County had no such exclusions from capital and assets at September 30, 1999.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the Fannie Mae or Freddie Mac.

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

         At September 30, 1999, Perry County had total risk-based capital of $14.1 million and risk-weighted assets of $20.5 million; or total capital of 68.6% of risk-weighted assets. This amount was $12.4 million above the 8% requirement in effect on that date.

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

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         LIQUIDITY. All savings associations, including Perry County, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations.

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At September 30, 1999, Perry County was in compliance with the requirement.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including Perry County, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, Perry County met the test and has always met the test since its effectiveness.


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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At September 30, 1999, Perry County was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Perry County is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 1999, Perry County had $750,000 in FHLB stock, which was in compliance with this requirement.

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

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture occurs over a six-year period, commencing with the 1998 tax year. At September 30, 1999, the Bank had approximately $390,000 in bad debt reserves subject to recapture for
federal income tax  purposes.   The  deferred  tax  liability  related to the
recapture has been previously established so there will be no effect on future net income.

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

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of September 30, 1999, the portion of Perry County's reserves subject to this  treatment  for tax purposes  totaled  approximately  $1.4 million.

         Perry County files federal income tax returns on a calendar year basis using the accrual method of accounting. The Company does not anticipate filing consolidated federal income tax returns with Perry County Savings Bank.
The Company and the Bank have not been audited by the IRS within the last ten years.

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

EMPLOYEES

         The Bank had eight full-time employees and one part-time employee as of September 30, 1999, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel. There are no executive officers of the Company and the Bank who are not directors.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The following table sets forth the location and certain additional information regarding the Bank's office at September 30, 1999. The office is owned by the Bank. At September 30, 1999, the Bank's premises and equipment had an aggregate net book value of $312,000.

                                                                Net Book Value
                                    Year         Square        of Premises and
                                   Opened       Footage           Equipment
                                   --------------------------------------------
Office:
  14 North Jackson Street           1957         4,780           $312,000
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 1 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         Pages 3 through 9 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 1999, is incorporated by reference in this Annual Report on Form 10- KSB as Exhibit 13.

                                                                                     Pages in
                                                                                      Annual
ANNUAL REPORT SECTION                                                                 Report
---------------------                                                                --------
Report of Independent Auditors................................................         10
Consolidated Balance Sheets as of September 30, 1999 and 1998.................         11
Consolidated Statements of Earnings for the Years Ended September 30,
 1999, 1998 and 1997..........................................................         12
Consolidated Statements of Stockholders' Equity for
 Years Ended September 30, 1999, 1998 and 1997................................         13
Consolidated Statements of Cash Flows for Years Ended September 30,
 1999, 1998 and 1997..........................................................         14
Notes to Consolidated Financial Statements....................................         15




         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended September 30, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

         Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that Mr. Stephen C. Rozier inadvertently failed to file a Form 3 within ten days of becoming a director. Mr. Rozier filed the Form 3 on November 18, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         See Index to Exhibits.

         (B)  REPORTS ON FORM 8-K

         There were no Form 8-Ks filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERRY COUNTY FINANCIAL CORPORATION


Date:  December 22, 1999                       By: /S/ LEO J. ROZIER
       -----------------------                 --------------------------------
                                               Leo. J. Rozier
                                               (DULY AUTHORIZED REPRESENTATIVE)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


By:    /S/ LEO J. ROZIER                   By:   /S/ JAMES K. YOUNG
       ----------------------------------        ------------------------------
       Leo J. Rozier, Chairman of the            James K. Young, Director,
        Board, President and Chief               Secretary
        Executive Officer                        (CHIEF FINANCIAL AND ACCOUNTING
        (PRINCIPAL EXECUTIVE AND OPERATING       OFFICER)
        OFFICER)

Date:  December 22, 1999                         Date: December 22, 1999
       ----------------------------------        ------------------------------


By:    /S/ STEPHEN C. ROZIER               By:   /S/ MILTON A. VOGEL
       ----------------------------------        ------------------------------
       Stephen C. Rozier, Director,              Milton A. Vogel, Director
       Assistant Vice President and
       Assistant Secretary

Date:  December 22, 1999                         Date: December 22, 1999
       ----------------------------------        ------------------------------



By:    /S/ THOMAS L. HOEH
       ----------------------------------
       Thomas L. Hoeh, Director


Date:  December 22, 1999
       ----------------------------------


                                INDEX TO EXHIBITS


                                                                                REFERENCE
                                                                                TO PRIOR
                                                                                FILING OR
REGULATION                                                                       EXHIBIT
   S-B                                                                            NUMBER
 EXHIBIT                                                                         ATTACHED
  NUMBER                         DOCUMENT                                         HERETO
-------------------------------------------------------------------------------------------

  3(i)    Articles of Incorporation, including amendments thereto                    *
  3(ii)   By-Laws                                                                    *
  4       Instruments defining the rights of security holders,                       *
          including debentures
  10      Executive Compensation Plans and Arrangements
               (a)  Employment Contract between Leo J. Rozier and the Bank           *
               (b)  1995 Stock Option and Incentive Plan                             *
               (c)  Recognition and Retention Plan                                   *
  13      Annual Report to Security Holders                                         13
  16      Letter re:  change in certifying accountants                              **
  21      Subsidiaries of Registrant                                                21
  23      Consents of Experts and Counsel                                           23
  27      Financial Data Schedule                                                   27
----------------


* Filed as exhibits to the Company's Form S-1 registration statement filed on October 4, 1994 (File No. 33-84786) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as an exhibit to the Company's Form 8-K filed on August 23, 1995 (File No. 0-25088).