Form 10QSB
period 1999-12-31
PERRY COUNTY FINANCIAL CORP
filed 2000-02-11
CIK 931074

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           450 5TH STREET, N.W.
                                          WASHINGTON, D. C. 20549



                                                FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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


                     Class                       Outstanding January 31, 2000
Common Stock, par value $.01 per share                    810,397 Shares

                      PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY


                                                FORM 10-QSB

                                  FOR THE QUARTER ENDED DECEMBER 31, 1999

                                                   INDEX


                                                                 PAGE NO.


PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                                     1

    Consolidated Statements of Operations                           2

    Consolidated Statements of Comprehensive Earnings               3

    Consolidated Statements of Cash Flows                           4

    Notes to Consolidated Financial Statements                      5

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 6


PART II - Other Information                                        10

                 PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                            Consolidated Balance Sheets
                                   (Unaudited)

                                                 December 31,   September 30,
      Assets                                         1999            1999
Cash and cash equivalents                          $  5,124,237     2,702,394
Securities available for sale, at market value
  (amortized cost of $40,348,464 and $40,689,812)    34,650,612    37,598,925
Federal Home Loan Bank stock                            750,000       750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $34,600,443
  and $37,243,056)                                   33,084,059    36,491,591
Loans receivable, net                                16,884,213    16,600,996
Premises and equipment, net                             304,904       311,740
Accrued interest receivable:
  Securities                                            520,406       497,458
  Mortgage-backed securities                            188,407       203,805
  Loans receivable                                       64,005        79,191
Deferred tax asset                                    2,127,475     1,325,803
Other assets, including prepaid income
  taxes of $127,743 at December 31, 1999                159,687        55,047
      Total assets                                 $ 93,858,005    96,616,950

   Liabilities and Stockholders' Equity

Deposits                                           $ 67,388,813    67,747,445
Accrued interest on deposits                            116,471       151,751
Advances from FHLB of Des Moines                     15,000,000    15,000,000
Advances from borrowers for taxes and insurance         109,348       288,846
Other liabilities                                        77,966        89,218
Income taxes payable                                      -           122,812
      Total liabilities                              82,692,598    83,400,072
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares
  authorized; none issued and outstanding                 -             -
Common stock, $.01 par value; 5,000,000 shares
  authorized; 856,452 shares issued                       8,565         8,565
Additional paid-in capital                            8,232,177     8,220,541
Common stock acquired by ESOP                          (443,783)     (455,275)
Common stock acquired by MRP                           (119,181)     (141,056)
Unrealized gain (loss) on securities
  available for sale, net                            (4,315,901)   (2,420,682)
Treasury stock at cost, 46,055 and
  34,555 shares                                      (2,193,325)   (2,193,325)
Retained earnings - substantially restricted          9,996,855    10,198,110
      Total stockholders' equity                     11,165,407    13,216,878
      Total liabilities and stockholders' equity   $ 93,858,005    96,616,950

See accompanying notes to consolidated financial statements.

                      PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY


                           Consolidated Statements of Operations
                                 (Unaudited)

                                                Three Months Ended
                                                    December 31,
                                                   1999             1998
Interest income:
   Loans receivable                           $   317,550          302,201
   Mortgage-backed securities                     579,632          567,482
   Securities                                     691,767          570,188
   Other interest-earning assets                   44,684          144,573
      Total interest income                     1,633,633        1,584,444
Interest expense:
   Deposits                                       833,575          840,225
   Advances from FHLB                             210,974          210,974
      Total interest expense                    1,044,549        1,051,199
      Net interest income                         589,084          533,245
Provision for loan losses                           -                -
      Net interest income after provision
        for loan losses                           589,084          533,245
Noninterest income:
   Service charges on NOW accounts                  6,517            6,135
   Gain on sale of MBSs                               933            -
   Provision for loss on MBSs                    (188,431)           -
   Provision for loss on securities              (486,563)           -
   Other                                              397            1,153
      Total noninterest income                   (667,147)           7,288
Noninterest expense:
   Compensation and benefits                      159,734          155,869
   Occupancy expense                                7,210            7,824
   Equipment and data processing expense           21,938           27,234
   SAIF deposit insurance premium                  10,055            9,320
   Other                                           37,076           47,290
      Total noninterest expense                   236,013          247,537
      Earnings (loss) before income taxes        (314,076)         292,996
Income taxes                                     (112,821)         116,077
      Net earnings (loss)                     $  (201,255)         176,919

Basic earnings (loss) per common share        $      (.26)             .23

Diluted earnings (loss) per common share      $      (.26)             .23

Dividends per share                           $       .00              .00


See accompanying notes to consolidated financial statements.

                           PERRY COUNTY FINANCIAL CORPORATION

                     Consolidated Statements of Comprehensive Earnings
                                    (Unaudited)

                                                         Three Months Ended
                                                           December 31,
                                                        1999            1998
Net earnings (loss)                                  $   (201,255)    176,919
Other comprehensive earnings - unrealized
  gain (loss) on securities available for sale, net:
    Reclassification adjustment for gain, net of
      income taxes, included in net earnings (loss)          (588)       -
    Unrealized holding gains (losses), net             (1,894,631)   (180,539)
Comprehensive earnings (loss)                        $ (2,096,474)     (3,620)

See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                       Three Months Ended
                                                            December 31,
                                                           1999        1998
Cash flows from operating activities:
Net earnings (loss)                                 $  (201,255)      176,919
 Adjustments to reconcile net earnings (loss)
  to net cash provided by (used for) operating
    activities:
   Depreciation expense                                   6,836         7,599
   ESOP expense                                          23,128        22,842
   MRP expense                                           21,875        20,125
   Gain on sale of MBSs                                    (933)        -
   Provision for loss on MBSs                           188,431         -
   Provision for loss on securities                     486,563         -
   Amortization of premiums, discounts and
    loan fees, net                                     (159,124)      (89,623)
   Decrease (increase) in:
    Accrued interest receivable                           7,636       (22,675)
    Other assets                                       (104,640)       22,035
   Increase (decrease) in:
    Accrued interest on deposits                        (35,280)      (44,838)
    Other liabilities                                   (11,252)       13,123
    Income taxes payable                               (122,812)       13,395
      Net cash provided by (used for)
       operating activities                              99,173       118,902
Cash flows from investing activities:
 Loans originated, net of principal collections        (283,217)      233,763
 Mortgage-backed securities available for sale:
  Purchased                                            (776,541)   (3,503,612)
  Principal collections                               1,195,131     2,402,671
  Proceeds from sale                                  2,225,427         -
 Securities available for sale:
  Purchased                                               -       (13,611,419)
  Proceeds from maturity or call                        500,000    11,150,000
 Purchase of premises and equipment                       -              (219)
      Net cash provided by (used for) investing
        activities                                    2,860,800    (3,328,816)
Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                            (358,632)    2,105,030
   Advances from borrowers for taxes and insurance     (179,498)     (100,623)
  Purchase of treasury stock                              -          (225,688)
      Net cash provided by (used for) financing
        activities                                     (538,130)    1,778,719
        Net increase (decrease) in cash
          and cash equivalents                        2,421,843    (1,431,195)
Cash and cash equivalents at beginning of period      2,702,394    11,796,514
Cash and cash equivalents at end of period          $ 5,124,237    10,365,319

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
 Interest on deposits                               $   868,855       885,063
 Interest on advances from FHLB                         210,974       210,974
 Federal income taxes                               $   137,735       102,682

See accompanying notes to consolidated financial statements.

                             PERRY COUNTY FINANCIAL CORPORATION

                        Notes to Consolidated Financial Statements
                                      (Unaudited)

The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1999 contained in the 1999 Annual
Report to Stockholders which is filed as an exhibit to the Company's Annual
Report on Form 10-KSB.

Following is a summary of basic and diluted earnings (loss) per common share for the three months ended December 31, 1999 and 1998:
                                                     Three Months Ended
                                                        December 31,
                                                      1999            1998

      Net earnings (loss)                         $ (201,255)         176,919

      Weighted-average shares - Basic EPS            765,444          761,847
      Stock options under treasury stock method        1,875            1,875
      Weighted-average shares - Diluted EPS          767,319          763,722

      Basic earnings (loss) per common share      $     (.26)             .23

      Diluted earnings (loss) per common share    $     (.26)             .23

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

Asset and Liability Management and Market Risk
The Bank's net interest income is dependent primarily upon the difference or spread between the average yield earned on loans, securities and mortgage-backed securities (MBSs) and the average rate paid on deposits and advances from the FHLB, as well as the relative amounts of such assets and liabilities. The Bank, as other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets. The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Bank is not subject to foreign currency exchange rate risk, commodity price risk or equity price risk.

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Bank has employed various strategies intended to manage the adverse effects of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. Although the Bank has originated adjustable rate mortgage loans
(AMLs) in the past, the Bank originated primarily 20-year, fixed rate loans in recent years. The Bank purchased long-term, fixed rate MBSs during the years ended September 30, 1999 and 1998 of $11.3 million and $10.0 million, respectively. Advances from the FHLB with a 10-year term, callable in 5 years, were used to fund a portion of the purchases.

The Bank continues to hold securities under a "leveraged investment" program. Long-term Federal agency obligations, which are callable in the near term, were purchased with intermediate-term FHLB advances (or other available funds). All investment securities at December 31, 1999 are callable. The Bank is able to earn a higher interest rate spread since the market prices callable obligations differently than noncallable obligations with otherwise identical terms. Leveraged investments usually result in increased interest rate risk. The effect on net interest income is positive unless rates change significantly. If rates rise substantially, the long-term security is usually not called. Interest rates increased during the quarter ended December 31, 1999 and the year ended September 30, 1999. Because of increases in interest rates, market prices for securities and MBSs have been adversely affected. The Bank recorded unrealized losses of $4.3 million, net of tax at December 31, 1999.

The Bank sold $2.2 million of fixed-rate MBSs at gain of $933, and purchased $777,000 of adjustable MBSs during the three months ended December 31, 1999. In January 2000, the Bank sold $2.0 million of callable securities at a loss of approximately $150,000. In February 2000, the Bank sold $7.8 million of MBSs and callable securities at an aggregate loss of approximately $580,000. Noninterest income included provisions for loss on MBSs and securities of $188,000 and $487,000, respectively, at December 31, 1999 representing the unrealized loss at that date. In addition, a valuation allowance of $196,000 was established for the deferred tax assets at December 31, 1999.

Management is in the process of reviewing the portfolio and alternatives, which may include additional sales of securities and MBSs at a loss, in order to reduce interest rate risk. The Bank expects to purchase short and intermediate-term securities and MBSs in the future. The Bank continues to originate fixed-rate loans.

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

Year 2000
The Bank reviewed its computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems were not adversely affected by "year 2000" software failures. All major customer applications are processed through an outside service bureau which has been tested. Other major systems have been tested. Connectivity testing between Bank and vendor systems to ensure continued compatibility have also been tested.

No significant problems have been encountered with the year 2000 issue to date. There are other dates which have been widely reported which could cause software failures, and which were part of the Bank's year 2000 review and testing. Any year 2000 or other date related compliance failure could result in additional expense to the Bank.

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, security maturities and calls, principal collections on mortgage-backed securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

The minimum level of liquidity required by regulation is presently 4%. The Bank's liquidity ratio exceeded the regulatory requirement at December 31, 1999.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of December 31, 1999, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Commitments to originate mortgage loans and fund loans in process at December 31, 1999 amounted to $213,000, expiring in 180 days or less.

The Bank's regulatory capital and regulatory capital requirements at
December 31, 1999 are summarized as follows:
                                            Minimum Required  Minimum Required
                                                  for Capital    to be "Well
                                        Actual    Adequacy       Capitalized"
                                    Amount Ratio  Amount Ratio  Amount  Ratio

                                                (Dollars in Thousands)
Consolidated stockholders' equity  $11,165
Stockholders' equity of Company     (1,605)
Unrealized loss on securities and
   MBSs available for sale, net      4,316
Deferred tax assets not includable
   in regulatory capital            (1,092)
Tangible capital                    12,784   13.3%  $1,441  1.5%
General valuation allowance             30
Total capital to risk-weighted
   assets                          $12,814   55.9%  $1,832  8.0%  $2,290  10.0%

Tier 1 capital to risk-weighted
   assets                          $12,784   55.8%  $  916  4.0%  $1,374   6.0%

Tier 1 capital to total assets     $12,784   13.3%  $3,842  4.0%  $4,803   5.0%


Generally, unrealized losses on securities and MBSs do not affect the computation of regulatory capital. However, the Bank is limited in the amount of deferred tax assets which may be considered in computing regulatory capital. Losses on sales of securities and MBSs are charged to earnings and reduce regulatory capital.

Financial Condition
Sales of MBSs, securities called and loan repayments were used to increase cash and cash equivalents. Accrued interest on securities increased due to the timing of interest receipts. Deferred tax asset increased due to a higher unrealized loss on securities and MBSs available for sale. Accrued interest payable on deposits decreased due to timing of interest payments. Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December. The Company did not repurchase shares of common stock in the open market during the quarter. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company.
Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company. The Company may purchase treasury stock in the future.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were no nonaccrual loans at December 31, 1999.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1999                      $ 30,000
      Charge-offs                                         -
      Recoveries                                          -
      Provision for loan loss                             -
   Balance at December 31, 1999                       $ 30,000

                                                 Results of Operations

Net Earnings
Net earnings decreased from $177,000 for the three months ended December 31, 1998 to a net loss of $201,000 for the three months ended December 31, 1999.
The decrease was due primarily to provision for loss on MBSs and securities, offset by higher net interest income, a decrease in noninterest expense and an income tax credit.

Net Interest Income
Net interest income increased from $533,000 for the three months ended
December 31, 1998 to $589,000 for the three months ended December 31, 1999.
The increase is due primarily to purchase of long-term, fixed-rate MBSs and callable Federal agency obligations. Loan term, fixed-rate loans were originated to replace loan prepayments and refinances. Interest on MBSs and investment securities increased due to higher weighted average balances.
Other interest-earning assets decreased due to a lower average balance in the three months ended December 31, 1999 than in the prior period. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-earning assets.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.
Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three months ended December 31, 1999 and 1998.

Noninterest Income
Noninterest income for the three months ended December 31, 1999 includes provisions for loss on MBSs and securities of $188,000 and $487,000, respectively. Other noninterest income was comparable for the three months ended December 31, 1998 and 1999.

Noninterest Expense
Noninterest expense decreased from $248,000 for the three months ended
December 31, 1998 to $236,000 for the three months ended December 31, 1999.
The decrease was due primarily to lower data processing expense and professional fees, offset by slightly higher compensation and benefits.

Income Taxes
Income taxes decreased to a credit of $113,000 for the three months ended
December 31, 1999 compared to expense of $116,000 for the three months ended
December 31, 1998 due to the provisions for loss on MBSs and securities.

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

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
 (a)  On January 19, 2000 the Company held its Annual Meeting of Stockholders.

 (b)  At the Meeting, Thomas L. Hoeh was elected for a term to expire in 2003.

 (c)  Stockholders voted on the following matters:

         (i)     The election of the following director of the Company:

                 DIRECTOR                       FOR              WITHHELD
                 Thomas L. Hoeh           438,074            109,074

         (ii)    The ratification of the appointment of Michael Trokey &
                   Company, P.C. as auditors for the Company for the fiscal year ended September 30, 2000:

                  VOTES        FOR             AGAINST            ABSTAIN
                   547,148      525,065         21,200                 883

         (iii)   Stockholder proposal to retain investment banker:

                 VOTES        FOR             AGAINST            NON-VOTES

                 621,841      301,158         230,723             87,890

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


                                         PERRY COUNTY FINANCIAL CORPORATION
                                                          (Registrant)


DATE: February 11, 2000          BY: Leo J. Rozier
                                     Leo J. Rozier, President, Chief Executive
                                     Officer and Duly Authorized Officer
                                       and Principal Financial Officer
