Form 10QSB
period 2000-03-31
PERRY COUNTY FINANCIAL CORP
filed 2000-05-12
CIK 931074

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                          WASHINGTON, D. C. 20549

                               FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                                     OR

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

                     Class                      Outstanding March 31, 2000
Common Stock, par value $.01 per share                 741,928 Shares













                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                        FORM 10-QSB

                           FOR THE QUARTER ENDED MARCH 31, 2000

                                           INDEX



                                                                    PAGE NO.


PART I - Financial Information (Unaudited)

    Consolidated Balance Sheets                                            1

    Consolidated Statements of Operations                                  2,4

    Consolidated Statements of Comprehensive Earnings (Loss)               3,5

    Consolidated Statements of Cash Flows                                  6

    Notes to Consolidated Financial Statements                             7

    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       8

PART II - Other Information                                               12











































                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                        (Unaudited)

                                                    March 31,   September 30,
      Assets                                          2000          1999

Cash and cash equivalents                          $ 43,228,896     2,702,394
Securities available for sale, at market
  value (amortized cost of $40,689,812)                   -        37,598,925
Federal Home Loan Bank stock                            750,000       750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $31,209,324
  and $37,243,056)                                   29,871,182    36,491,591
Loans receivable, net                                17,050,166    16,600,996
Premises and equipment, net                             299,868       311,740
Accrued interest receivable:
  Securities                                              -           497,458
  Mortgage-backed securities                            170,129       203,805
  Loans receivable                                       74,916        79,191
Deferred tax asset                                    1,349,704     1,325,803
Refundable income taxes                                 845,320         -
Other assets                                             41,980        55,047
    Total assets                                   $ 93,682,161    96,616,950

    Liabilities and Stockholders' Equity

Deposits                                           $ 67,001,589    67,747,445
Accrued interest on deposits                            139,919       151,751
Advances from FHLB of Des Moines                     15,000,000    15,000,000
Advances from borrowers for taxes and insurance         149,683       288,846
Other liabilities                                        31,268        89,218
Income taxes payable                                      -           122,812
    Total liabilities                                82,322,459    83,400,072
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
  and outstanding                                       -                 -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                      8,565         8,565
Additional paid-in capital                            8,240,797     8,220,541
Common stock acquired by ESOP                          (432,290)     (455,275)
Common stock acquired by MRP                            (96,432)     (141,056)
Unrealized gain (loss) on securities and MBSs
  available for sale, net                              (843,030)   (2,420,682)
Treasury stock at cost, 114,524 and 114,524 shares   (2,193,325)   (2,193,325)
Retained earnings - substantially restricted          6,675,417    10,198,110
    Total stockholders' equity                       11,359,702    13,216,878
    Total liabilities and stockholders' equity     $ 93,682,161    96,616,950


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Operations
                                       (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   2000             1999
Interest income:
   Loans receivable                           $    318,195          303,566
   Mortgage-backed securities                      536,526          564,205
   Securities                                      495,404          644,406
   Other interest-earning assets                   209,882           90,737
      Total interest income                      1,560,007        1,602,914
Interest expense:
   Deposits                                        829,815          824,049
   Advances from FHLB                              208,681          206,387
      Total interest expense                     1,038,496        1,030,436
      Net interest income                          521,511          572,478
Provision for loan losses                            -                5,000
      Net interest income after provision
        for loan losses                            521,511          567,478
Noninterest income:
   Service charges on NOW accounts                   6,268            5,538
   Loss on sale of securities available
     for sale                                   (5,261,062)            -
   Gain (loss) on sale of mortgage-backed
     securities available for sale                 (50,718)          50,218
   Other                                             4,899            1,222
      Total noninterest income                  (5,300,613)          56,978
Noninterest expense:
   Compensation and benefits                       142,562          150,893
   Occupancy expense                                 7,154            7,433
   Equipment and data processing expense            25,192           23,343
   SAIF deposit insurance premium                    3,590            9,775
   Other                                            31,018           41,026
      Total noninterest expense                    209,516          232,470
      Earnings (loss) before income taxes       (4,988,618)         391,986
Income taxes                                    (1,668,036)         155,685
      Net earnings (loss)                     $ (3,320,582)         236,301

Basic earnings (loss) per common share        $      (4.76)             .31

Diluted earnings (loss) per common share      $      (4.76)             .31

Dividends per share                           $        .00              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Comprehensive Earnings (Loss)
                                          (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2000             1999

Net earnings (loss)                              $ (3,320,582)         236,301
Other comprehensive earnings - unrealized
  gain (loss) on securities available
  for sale, net:
    Reclassification adjustment for loss
      (gain), net of income taxes,
      included in net earnings                      3,505,775          (31,637)
    Unrealized holding gains (losses), net            (32,904)        (246,473)
       Comprehensive earnings (loss)             $    152,289          (41,809)


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Operations
                                       (Unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                   2000             1999
Interest income:
   Loans receivable                           $    635,745          605,767
   Mortgage-backed securities                    1,116,158        1,131,687
   Securities                                    1,187,171        1,214,594
   Other interest-earning assets                   254,566          235,310
      Total interest income                      3,193,640        3,187,358
Interest expense:
   Deposits                                      1,663,390        1,664,274
   Advances from FHLB                              419,655          417,361
      Total interest expense                     2,083,045        2,081,635
      Net interest income                        1,110,595        1,105,723
Provision for loan losses                            -                5,000
      Net interest income after provision
        for loan losses                          1,110,595        1,100,723
Noninterest income:
   Service charges on NOW accounts                  12,785           11,673
   Loss on securities available for sale        (5,747,625)           -
   Gain (loss) on sale of mortgage-backed
     securities available for sale                (238,216)          50,218
   Other                                             5,296            2,375
      Total noninterest income                  (5,967,760)          64,266
Noninterest expense:
   Compensation and benefits                       302,296          306,762
   Occupancy expense                                14,364           15,257
   Equipment and data processing expense            47,130           50,577
   SAIF deposit insurance premium                   13,645           19,095
   Other                                            68,094           88,316
      Total noninterest expense                    445,529          480,007
      Earnings (loss) before income taxes       (5,302,694)         684,982
Income taxes                                    (1,780,857)         271,762
      Net earnings (loss)                     $ (3,521,837)         413,220

Basic earnings (loss) per common share        $      (5.05)             .54

Diluted earnings (loss) per common share      $      (5.05)             .54

Dividends per share                           $        .00              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Comprehensive Earnings (Loss)
                                          (Unaudited)

                                                        Six Months Ended
                                                           March 31,
                                                     2000             1999

Net earnings (loss)                              $ (3,521,837)         413,220
Other comprehensive earnings (loss) -
  unrealized gain (loss) on securities
  available for sale, net:
    Reclassification adjustment for loss
      (gain), net of income taxes,
      included in net earnings                      3,950,655          (31,637)
    Unrealized holding gains (losses), net         (2,373,003)        (427,012)
       Comprehensive earnings (loss)             $ (1,944,185)         (45,429)


See accompanying notes to consolidated financial statements.

                          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                        2000           1999
Cash flows from operating activities:
   Net earnings (loss)                            $ (3,521,837)      413,220
   Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for)
        operating activities:
         Depreciation expense                           13,570        14,380
         Provision for loan losses                       -             5,000
         Loss on sale of securities available
           for sale                                  5,747,625         -
         Gain (loss) on sale of mortgage-backed
           securities available for sale               238,216       (50,218)
         ESOP expense                                   43,241        47,884
         MRP expense                                    44,624        40,251
         Amortization of premiums, discounts
           and loan fees, net                         (265,994)     (207,421)
   Decrease (increase) in:
      Accrued interest receivable                      535,409       (67,089)
      Deferred tax asset                              (950,459)        -
      Refundable income taxes                         (845,320)        -
      Other assets                                      13,067       (24,175)
   Increase (decrease) in:
      Accrued interest on deposits                     (11,832)      (16,465)
      Other liabilities                                (57,950)       25,616
      Income taxes payable                            (122,812)      169,080
            Net cash provided by (used for)
              operating activities                     859,548       350,063
Cash flows from investing activities:
   Loans originated, net of principal collections     (449,170)     (393,408)
   Mortgage-backed securities available for sale:
      Purchased                                     (2,007,928)   (8,918,461)
      Principal collections                          2,018,144     5,585,669
      Proceeds from sale                             5,787,068     2,205,526
   Securities available for sale:
      Purchased                                          -       (20,136,479)
      Proceeds from maturity or call                   500,000    14,150,000
      Proceeds from sale                            34,706,413         -
   Purchase of premises and equipment, net              (1,698)       (2,593)
            Net cash provided by (used for)
              investing activities                  40,552,829    (7,509,746)
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                        (745,856)    3,933,658
      Advances from borrowers for taxes and
        insurance                                     (139,163)       24,485
      Repayments                                         -             -
   Purchase of treasury stock                            -          (225,688)
   Dividends paid to stockholders                         (856)     (380,386)
            Net cash provided by (used for)
              financing activities                    (885,875)    3,352,069
            Net increase (decrease) in cash
              and cash equivalents                  40,526,502    (3,807,614)
Cash and cash equivalents at beginning of period     2,702,394    11,796,514
Cash and cash equivalents at end of period        $ 43,228,896     7,988,900

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits                        $  1,675,222     1,680,739
      Interest on advances from FHLB                   419,655       417,361
      Federal and state income taxes              $    132,336       102,682

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

 (2) Following is a summary of basic and diluted earnings (loss) per common share for the three months ended March 31, 2000 and 1999:

                                                         Three Months Ended
                                                               March 31,
                                                         2000           1999

      Net earnings (loss)                          $ (3,320,582)       236,301

      Weighted-average shares - Basic EPS               698,124        762,495
      Stock options under treasury stock method           -              4,029
      Weighted-average shares - Diluted EPS             698,124        766,524

      Basic earnings (loss) per common share       $      (4.76)           .31

      Diluted earnings (loss) per common share     $      (4.76)           .31

      Following is a summary of basic and diluted earnings (loss) per common share for the six months ended March 31, 2000 and 1999:

                                                          Six Months Ended
                                                              March 31,
                                                         2000           1999

      Net earnings (loss)                          $ (3,521,837)       413,220

      Weighted-average shares - Basic EPS               697,549        762,426
      Stock options under treasury stock method           -              4,029
      Weighted-average shares - Diluted EPS             697,549        766,455

      Basic earnings (loss) per common share       $      (5.05)           .54

      Diluted earnings (loss) per common share     $      (5.05)           .54

      Options to purchase 49,387 shares of common stock at $19.00 per share were outstanding during the three and six months ended March 31, 2000, but were not included in the computation of diluted earnings (loss) per share since the exercise price was greater than the average market price of the common stock.











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

Office of Thrift Supervision Directive

As a result of an examination, the OTS directed the Board of Directors to obtain the use of a qualified professional investment advisor independent of brokers utilized to date. The Board and management were also directed to revise the Bank's interest rate risk (IRR) reduction plan to effect the disposition of securities at a level which would improve the IRR postshock ratio, as calculated by the OTS, to 6 percent or greater. Prior to IRR .
reduction plan approval, the Bank is directed not to sell, purchase, or exchange, or otherwise change positions with any security owned without first notifying, and receiving, a "no objection" to the transaction from the OTS.

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

Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, recently the Bank has originated primarily 20-year, fixed rate loans.
The Bank purchased long-term, fixed rate MBSs during the years ended
September 30, 1999 and 1998 of $11.3 million and $10.0 million, respectively.
Advances from the FHLB with a 10-year term, callable in 5 years, were used primarily to fund the purchases. As a result of the sale of the fixed rate securities and MBSs, management expects the financial objectives, strategies and instruments used to manage its interest rate risk exposure will change significantly in the near future.

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

Year 2000

The Bank reviewed its computer applications with its outside data processing service bureau and other software vendors to ensure operational and financial systems are not adversely affected by "year 2000" software failures. All major customer applications are processed through the outside service bureau which has been tested. Other major systems have been tested. Connectivity testing between Bank and vendor systems to ensure continued compatibility has been completed.

No significant problems have been encountered with the year 2000 issue to date.
There are other reported dates which could cause software failures, and which were part of the year 2000 review and testing. Any year 2000 or other date compliance failure could result in additional expense to the Bank.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, maturity or call of securities, principal collections on mortgage-backed securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

The minimum level of liquidity required by regulation is presently 4%.  The
Bank's liquidity ratio exceeded the regulatory requirement at March 31, 2000.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of March 31, 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.
Subsequent to March 31, 2000, a dividend of $.50 per share was declared, payable May 19, 2000 to shareholders of record on May 8, 2000.

The Bank's regulatory capital and regulatory capital requirements at March 31, 2000 are summarized as follows:



                                               Minimum Required Minimum Required
                                                   for Capital    to be "Well
                                      Actual         Adequacy    Capitalized"
                                  Amount   Ratio  Amount  Ratio  Amount  Ratio
                                                   (Dollars in Thousands)
Consolidated stockholders' equity $11,360
Stockholders' equity of Company    (1,618)
Unrealized loss on securities and
  MBSs available for sale, net        843
Deferred tax asset not includable
  in regulatory capital            (1,344)
Tangible capital                    9,241  10.0%  $1,383  1.5%
General valuation allowance            30
Total capital to risk-weighted
  assets                          $ 9,271  43.5%  $1,703  8.0%  $2,129  10.0%
Tier 1 capital to risk-weighted
  assets                          $ 9,241  43.4%  $  852  4.0%  $1,278   6.0%
Tier 1 capital to total assets    $ 9,241  10.0%  $3,387  4.0%  $4,609   5.0%

Commitments to originate mortgage loans and fund loans in process at March 31, 2000 amounted to $638,000, expiring in 180 days or less.



Financial Condition

Cash and cash equivalents increased from $2.7 million at September 30, 1999 to $43.2 million at March 31, 2000 due to the sale of all securities available for sale and $5.8 million of MBSs available for sale. As a result, a net loss of $3.3 million was incurred for the three months ended March 31, 2000.

In spite of the loss, all of the Bank's capital ratios substantially exceed the amounts required by OTS regulations. The securities were sold to restructure the balance sheet of the Bank and reduce interest rate risk. The decision was based on regulatory concerns regarding the Bank's interest rate risk exposure.
The Bank is now working on a plan, utilizing an investment security advisor, to re-invest the proceeds in assets designed to maximize earnings while minimizing interest rate risk.

Loans receivable, net increased from $16.6 million at September 30, 1999 to $17.1 million at March 31, 2000. Deferred tax assets and refundable income taxes increased as a result of sale of investment securities and MBSs.
Deposits decreased from $67.7 million at September 30, 1999 to $67.0 million at March 31, 2000. Advances from borrowers for taxes and insurance decreased as a result of payment of real estate taxes on behalf of borrowers in December, 1999.
Other liabilities decreased due to the timing of payments of certain payables.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. Nonaccrual loans, consisting of two residential properties, amounted to $222,000 at March 31, 2000. The nonaccrual status on both loans is due to the financial circumstances of the borrowers rather than an impairment in value of the related properties. Both properties are in the process of foreclosure and no loss is expected based on appraised values of the properties.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1999                    $ 25,000
      Charge-offs                                        -
      Recoveries                                         -
      Provision for loan loss                          5,000
   Balance at March 31, 2000                        $ 30,000


                                       Results of Operations

Net Earnings (Loss)

Net losses for the three and six months ended March 31, were $3.3 million and $3.5 million, respectively. Net earnings for the three and six months ended
March 31, 1999 were $236,000 and $413,000, respectively. The net losses are the result of restructuring the investment and MBSs portfolios.

Net Interest Income

Net interest income decreased from $572,000 for the three months ended March
31, 1999 to $522,000 for the three months ended March 31, 2000. Net interest income increased from $1,106,000 for the six months ended March 31, 1999 to $1,111,000 for the six months ended March 31, 2000. Interest income on MBSs decreased in both the 2000 periods due to sale of MBS. Interest on securities decreased in both 2000 periods due to sales of securities. Proceeds from the sale of securities and MBSs have been invested primarily in the FHLB daily time account, which resulted in higher interest on other-earning assets in 2000.
Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-bearing assets. Net interest income for the three months ended March 31, 2000 decreased from the prior period level since the rate earned on the FHLB daily time account, which reprices daily, was lower than the yield on the long-term, fixed rate securities and MBSs sold. Net interest income will continue to be adversely affected until the funds are reinvested in securities, MBSs or loans.



Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.
Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the

Bank's provision for loan losses. As a result of this evaluation, the Bank recognized a provision for loan losses for the three and six months ended March
31, 1999 of $5,000. There was no provision for loan losses for the three and six months ended March 31, 2000.

Noninterest Income

Noninterest income was lower as a result of the loss on sale of MBSs and securities.

Noninterest Expense

Noninterest expense decreased from $232,000 for the three months ended March
31, 1999 to $210,000 for the three months ended March 31, 2000. Noninterest expense decreased from $480,000 for the six months ended March 31, 1999 to $446,000 for the six months ended March 31, 2000. The decreases were due primarily to higher professional fees and year 2000 expenses in the 1999 periods than in the 2000 periods.

Income Taxes

Income taxes for the three and six month periods ended March 31, 2000 reflect the tax benefit of the loss on sale of securities and MBSs. The effective tax benefit rates for the three and six months ended March 31, 2000 are lower than the effective rates for the 1999 periods due to state taxes. The laws under which financial institutions are taxed do not permit carryback or carryforward of net operating losses for Missouri tax purposes.



































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

    (b) At the meeting Thomas L. Hoeh was elected for a term to expire in 2003.

    (c)  Stockholders voted on the following matters:

        (i)    The election of the following directors of the Company

               DIRECTOR                      FOR               WITHHELD
               Thomas L. Hoeh              438,074              109,074

        (ii)   The ratification of the appointment of Michael Trokey & Company,
               P.C. as auditors for the Company for the fiscal year ended
               September 30, 2000:

               VOTES            FOR          AGAINST            ABSTAIN
               547,148        525,065         21,200                883

        (iii)  Stockholder proposal to retain investment banker:

                VOTES       FOR        AGAINST     NON VOTES    ABSTAIN
               621,841    301,158      230,723     87,890         2,070

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)  Exhibits: none

      (b) Reports on Form 8-K: dated March 17, 2000 related to sale of investment securities.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERRY COUNTY FINANCIAL CORPORATION
                                             (Registrant)


DATE: May 5, 2000              BY: Leo J. Rozier
                                      Leo J. Rozier, President, Chief Executive
                                      Officer and Duly Authorized Officer
                                      and Principal Financial Officer