Form 10QSB
period 2000-06-30
PERRY COUNTY FINANCIAL CORP
filed 2000-08-07
CIK 931074

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                          WASHINGTON, D. C. 20549

                               FORM 10-QSB

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                                     OR

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

                     Class                      Outstanding June 30, 2000
Common Stock, par value $.01 per share                 741,928 Shares













                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                        FORM 10-QSB

                           FOR THE QUARTER ENDED JUNE 30, 2000

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











































                     PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                        (Unaudited)

                                                      June 30,     September 30,
      Assets                                            2000            1999

Cash and cash equivalents                            $ 38,094,127     2,702,394
Securities available for sale, at market
  value (amortized cost of $4,914,865
  and $40,689,812)                                      4,927,800    37,598,925
Federal Home Loan Bank stock                              750,000       750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $29,763,585
  and $37,243,056)                                     28,677,640    36,491,591
Loans receivable, net                                  17,451,881    16,600,996
Premises and equipment, net                               293,077       311,740
Accrued interest receivable:
  Securities                                               28,889       497,458
  Mortgage-backed securities                              164,178       203,805
  Loans receivable                                         74,384        79,191
Deferred tax asset                                      1,251,605     1,325,803
Refundable income taxes                                   786,545         -
Other assets                                               66,177        55,047
    Total assets                                     $ 92,566,303    96,616,950

   Liabilities and Stockholders' Equity

Deposits                                             $ 65,746,848    67,747,445
Accrued interest on deposits                              140,755       151,751
Advances from FHLB of Des Moines                       15,000,000    15,000,000
Advances from borrowers for taxes and insurance           184,390       288,846
Other liabilities                                         118,761        89,218
Income taxes payable                                        -           122,812
    Total liabilities                                  81,190,754    83,400,072
Commitments and contingencies
Serial preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued
  and outstanding                                         -                 -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                        8,565         8,565
Additional paid-in capital                              8,246,543     8,220,541
Common stock acquired by ESOP                            (420,798)     (455,275)
Common stock acquired by MRP                              (73,683)     (141,056)
Unrealized gain (loss) on securities and MBSs
  available for sale, net                                (675,994)   (2,420,682)
Treasury stock at cost, 114,524 and 114,524 shares     (2,193,325)   (2,193,325)
Retained earnings - substantially restricted            6,484,241    10,198,110
    Total stockholders' equity                         11,375,549    13,216,878
    Total liabilities and stockholders' equity       $ 92,566,303    96,616,950


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Operations
                                       (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                   2000             1999
Interest income:
   Loans receivable                           $    325,024          306,074
   Mortgage-backed securities                      500,202          570,833
   Securities                                       60,147          681,279
   Other interest-earning assets                   617,190           73,200
      Total interest income                      1,502,563        1,631,386
Interest expense:
   Deposits                                        832,567          830,887
   Advances from FHLB                              208,680          208,721
      Total interest expense                     1,041,247        1,039,608
      Net interest income                          461,316          591,778
Provision for loan losses                            -                -
      Net interest income after provision
        for loan losses                            461,316          591,778
Noninterest income:
   Service charges on NOW accounts                   5,904            6,498
   Gain (loss) on sale of mortgage-backed
     securities available for sale                   -               56,069
   Other                                             1,324            5,261
      Total noninterest income                       7,228           67,828
Noninterest expense:
   Compensation and benefits                       152,965          149,462
   Occupancy expense                                 6,950            6,910
   Equipment and data processing expense            22,436           22,559
   SAIF deposit insurance premium                    3,488            9,694
   Other                                            34,703           37,940
      Total noninterest expense                    220,542          226,565
      Earnings (loss) before income taxes          248,002          433,041
Income taxes                                        90,977          168,385
      Net earnings (loss)                     $    157,025          264,656

Basic earnings (loss) per common share        $        .22              .35

Diluted earnings (loss) per common share      $        .22              .35

Dividends per share                           $        .50              .00


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Comprehensive Earnings (Loss)
                                          (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                     2000             1999

Net earnings (loss)                              $    157,025          264,656
Other comprehensive earnings - unrealized
  gain (loss) on securities available
  for sale, net:
    Reclassification adjustment for loss
      (gain), net of income taxes,
      included in net earnings                           -             (35,323)
    Unrealized holding gains (losses), net            167,036         (477,022)
       Comprehensive earnings (loss)             $    324,061         (247,689)


See accompanying notes to consolidated financial statements.

                        PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Operations
                                       (Unaudited)

                                                     Nine Months Ended
                                                         June 30,
                                                   2000             1999
Interest income:
   Loans receivable                           $    960,769          911,841
   Mortgage-backed securities                    1,616,360        1,702,520
   Securities                                    1,247,318        1,895,873
   Other interest-earning assets                   871,756          308,510
      Total interest income                      4,696,203        4,818,744
Interest expense:
   Deposits                                      2,495,957        2,495,161
   Advances from FHLB                              628,335          626,082
      Total interest expense                     3,124,292        3,121,243
      Net interest income                        1,571,911        1,697,501
Provision for loan losses                            -                5,000
      Net interest income after provision
        for loan losses                          1,571,911        1,692,501
Noninterest income:
   Service charges on NOW accounts                  18,689           18,171
   Loss on securities available for sale        (5,747,625)           -
   Gain (loss) on sale of mortgage-backed
     securities available for sale                (238,216)         106,287
   Other                                             6,620            7,636
      Total noninterest income                  (5,960,532)         132,094
Noninterest expense:
   Compensation and benefits                       455,261          456,224
   Occupancy expense                                21,314           22,167
   Equipment and data processing expense            69,566           73,136
   SAIF deposit insurance premium                   17,133           28,789
   Other                                           102,797          126,256
      Total noninterest expense                    666,071          706,572
      Earnings (loss) before income taxes       (5,054,692)       1,118,023
Income taxes                                    (1,689,880)         440,147
      Net earnings (loss)                     $ (3,364,812          677,876

Basic earnings (loss) per common share        $      (4.82)             .89

Diluted earnings (loss) per common share      $      (4.82)             .89

Dividends per share                           $        .50              .50


See accompanying notes to consolidated financial statements.

                         PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Comprehensive Earnings (Loss)
                                          (Unaudited)

                                                        Nine Months Ended
                                                           June 30,
                                                     2000             1999

Net earnings (loss)                              $ (3,364,812)         677,876
Other comprehensive earnings (loss) -
  unrealized gain (loss) on securities
  available for sale, net:
    Reclassification adjustment for loss
      (gain), net of income taxes,
      included in net earnings                      3,950,655          (66,961)
    Unrealized holding gains (losses), net         (2,205,967)        (904,033)
       Comprehensive earnings (loss)             $ (1,620,124)        (293,118)


See accompanying notes to consolidated financial statements.

                          PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                         Nine Months Ended
                                                             June 30,
                                                        2000           1999
Cash flows from operating activities:
   Net earnings (loss)                            $ (3,364,812)      677,876
   Adjustments to reconcile net earnings (loss)
      to net cash provided by (used for)
        operating activities:
         Depreciation expense                           20,361        21,200
         Provision for loan losses                       -             5,000
         Loss on sale of securities available
           for sale                                  5,747,625         -
         Gain (loss) on sale of mortgage-backed
           securities available for sale               238,216      (106,287)
         ESOP expense                                   60,479        71,731
         MRP expense                                    67,373        60,377
         Amortization of premiums, discounts
           and loan fees, net                         (278,791)     (359,297)
   Decrease (increase) in:
      Accrued interest receivable                      513,003      (116,262)
      Deferred tax asset                              (950,459)        -
      Refundable income taxes                         (786,545)        -
      Other assets                                     (11,130)      (21,955)
   Increase (decrease) in:
      Accrued interest on deposits                     (10,996)       (4,049)
      Other liabilities                                 29,543         6,851
      Income taxes payable                            (122,812)        3,563
            Net cash provided by (used for)
              operating activities                   1,151,055       238,748
Cash flows from investing activities:
   Loans originated, net of principal collections     (850,885)     (291,632)
   Mortgage-backed securities available for sale:
      Purchased                                     (2,007,928)  (15,881,389)
      Principal collections                          3,460,991     7,631,381
      Proceeds from sale                             5,787,068     4,195,315
   Securities available for sale:
      Purchased                                     (4,899,173)  (20,636,912)
      Proceeds from maturity or call                   500,000    14,150,000
      Proceeds from sale                            34,706,413         -
   Purchase of premises and equipment, net              (1,698)       (2,593)
            Net cash provided by (used for)
              investing activities                  36,694,788   (10,835,830)
Cash flows from financing activities:
   Net increase (decrease) in:
      Deposits                                      (2,000,597)    3,948,252
      Advances from borrowers for taxes and
        insurance                                     (104,456)       82,852
   Purchase of treasury stock                            -          (814,439)
   Dividends paid to stockholders                     (349,057)     (380,386)
            Net cash provided by (used for)
              financing activities                  (2,454,110)    2,836,279
            Net increase (decrease) in cash
              and cash equivalents                  35,391,733    (7,760,803)
Cash and cash equivalents at beginning of period     2,702,394    11,796,514
Cash and cash equivalents at end of period        $ 38,094,127     4,035,711

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest on deposits                        $  2,506,953     2,499,210
      Interest on advances from FHLB                   628,335       626,082
      Federal and state income taxes              $    164,538       239,956

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

 (2) Following is a summary of basic and diluted earnings (loss) per common share for the three months ended June 30, 2000 and 1999:

                                                         Three Months Ended
                                                               June 30,
                                                         2000           1999

      Net earnings (loss)                          $    157,025        264,656

      Weighted-average shares - Basic EPS               699,273        761,116
      Stock options under treasury stock method           -              3,751
      Weighted-average shares - Diluted EPS             699,273        764,869

      Basic earnings per common share              $        .22            .35

      Diluted earnings per common share            $        .22            .35

      Following is a summary of basic and diluted earnings (loss) per common share for the nine months ended June 30, 2000 and 1999:

                                                         Nine Months Ended
                                                             June 30,
                                                         2000           1999

      Net earnings (loss)                          $ (3,364,812)       677,876

      Weighted-average shares - Basic EPS               698,124        756,163
      Stock options under treasury stock method           -              3,753
      Weighted-average shares - Diluted EPS             698,124        762,916

      Basic earnings (loss) per common share       $      (4.82)           .89

      Diluted earnings (loss) per common share     $      (4.82)           .89

      Options to purchase 49,387 shares of common stock at $19.00 per share were outstanding during the three and nine months ended June 30, 2000, but were not included in the computation of diluted earnings (loss) per share since the exercise price was greater than the average market price of the common stock.

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

Office of Thrift Supervision Directive

As a result of an examination, the OTS directed the Board of Directors to obtain the use of a qualified professional investment advisor independent of brokers utilized to date. The Board and management were also directed to revise the Bank's interest rate risk (IRR) reduction plan to effect the disposition of securities at a level which would improve the post-shock NPV ratio, as calculated by the OTS, to 6 percent or greater. The Bank has hired a new investment advisor and the OTS has approved the revised investment policy.
The post-shock NPV ratio as calculated by the OTS exceeded the 6 percent level at March 31, 2000, the date of the latest available report.

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

Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, the Bank originated primarily 20-year, fixed rate loans for the past few years. Perry County recently began originating balloon and fixed rate loans and The Bank purchased long-term, fixed rate MBSs during the years ended
September 30, 1999 and 1998 of $11.3 million and $10.0 million, respectively. Advances from the FHLB with a 10-year term, callable in 5 years, were used primarily to fund the purchases. As a result of the sale of the fixed rate securities and MBSs, the financial objectives, strategies and instruments used to manage its interest rate risk exposure have changed. Management expects to purchase adjustable-rate and intermediate term MBSs, as well as short and intermediate term agency securities.

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

The minimum level of liquidity required by regulation is presently 4%. The Bank's liquidity ratio exceeded the regulatory requirement at June 30, 2000.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of June 30, 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank's regulatory capital and regulatory capital requirements at June 30, 2000 are summarized as follows:

                                               Minimum Required Minimum Required
                                                   for Capital    to be "Well
                                     Actual         Adequacy     Capitalized"
                                  Amount   Ratio  Amount  Ratio  Amount  Ratio
                                                   (Dollars in Thousands)
Consolidated stockholders' equity $11,376
Stockholders' equity of Company    (1,278)
Unrealized loss on securities and
  MBSs available for sale, net        676
Deferred tax asset not includable
  in regulatory capital            (1,082)
Tangible capital                    9,692  10.6%  $1,371  1.5%
Amount required to be deducted (1)    (12)
General valuation allowance            30
Total capital to risk-weighted
  assets                          $ 9,710  45.8%  $1,695  8.0%  $2,118  10.0%
Tier 1 capital to risk-weighted
  assets                          $ 9,692  45.7%  $  847  4.0%  $1,271   6.0%
Tier 1 capital to total assets    $ 9,692  10.6%  $3,656  4.0%  $4,570   5.0%

(1) Represents land loan with loan-to-value ratio greater than 80%.

Commitments to originate mortgage loans and fund loans in process at June 30, 2000 amounted to $266,000, expiring in 180 days or less.

Financial Condition

Cash and cash equivalents increased from $2.7 million at September 30, 1999 to $37.2 million at June 30, 2000 due to the sale of all securities available for sale and $5.8 million of MBSs available for sale. As a result, a net loss of $3.4 million was incurred for the nine months ended June 30, 2000.

In spite of the loss, all of the Bank's capital ratios substantially exceed the amounts required by OTS regulations. The securities were sold to restructure the balance sheet of the Bank and reduce interest rate risk. The decision was based on regulatory concerns regarding the Bank's interest rate risk exposure. The Bank is now working on a plan, utilizing an investment security advisor, to re-invest the proceeds in assets designed to maximize earnings while minimizing interest rate risk. The Bank purchased $4.9 million is agency securities during the quarter ended June 30, 2000.
Maturities range from 6 months to 2.5 years. In July 2000, the Bank purchased $1.5 million of adjustable rate MBSs and $5.0 million of MBSs with final maturity ranging from 1 to 7 years. Management expects to substantial-ly reduce cash and cash equivalents during the third quarter as MBSs and agency securities are purchased.

Loans receivable, net increased from $16.6 million at September 30, 1999 to $17.5 million at June 30, 2000. Deferred tax assets and refundable income taxes increased as a result of sale of investment securities and MBSs. Deposits decreased from $67.7 million at September 30, 1999 to $65.7 million at June 30, 2000. Advances from borrowers for taxes and insurance decreased as a result of payment of real estate taxes on behalf of borrowers in December, 1999. Other liabilities increased due to the timing of payments of certain payables.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. The Bank had one single-family nonaccrual loan of $156,000 at June 30, 2000. The nonaccrual status of the loan is due to the financial circumstances of the borrowers rather than an impairment in value of the related properties. The property is in the process of foreclosure and no loss is expected based on appraised values of the properties.

Following is a summary of activity in the allowance for loan losses:

   Balance at September 30, 1999                    $ 30,000
      Charge-offs                                        -
      Recoveries                                         -
      Provision for loan loss                            -
   Balance at June 30, 2000                         $ 30,000

                                       Results of Operations

Net Earnings (Loss)

Net earnings for the three months ended June 30, 2000 was $157,000. Net loss for the nine months ended June 30, 2000 was $3.4 million. Net earnings for the three and nine months ended June 30, 1999 were $265,000 and $678,000, respectively. The loss for the nine months ended June 30, 2000 relates to restructuring the investment and MBSs portfolios.

Net Interest Income

Net interest income decreased from $592,000 for the three months ended June 30, 1999 to $461,000 for the three months ended June 30, 2000. Net interest income increased from $1,698,000 for the nine months ended June 30, 1999 to $1,572,000 for the nine months ended June 30, 2000. Interest income on MBSs decreased in both the 2000 periods due to sale of MBS. Interest on securities decreased in both 2000 periods due to sales of securities. Proceeds from the sale of securities and MBSs have been invested primarily in the FHLB daily time account, which resulted in higher interest on other-earning assets in 2000. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-bearing assets. Interest on other interest-bearing assets for the three and nine months ended June 30, 2000 increased from the prior period level due to a substantially higher average balance pending reinvestment. Net interest income will continue to be adversely affected until the funds are reinvested in securities, MBSs or loans.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the

Bank's provision for loan losses. As a result of this evaluation, the Bank recorded a provision for loan losses for the nine months ended June 30, 1999 of $5,000. There was no provision for loan losses for the three and nine months ended June 30, 2000.

Noninterest Income

Noninterest income for the three months ended June 30, 2000 decreased since the 1999 period included a gain on sale of MBSs. Interest income for the nine months includes losses on sale of securities and MBSs of $6.0 million.

Noninterest Expense

Noninterest expense decreased from $227,000 for the three months ended June 30, 1999 to $221,000 for the three months ended June 30, 2000. Noninterest expense decreased from $707,000 for the nine months ended June 30, 1999 to $666,000 for the nine months ended June 30, 2000. The decreases were due primarily to higher professional fees and "year 2000" expenses in the 1999 periods than in the 2000 periods. Management has retained a financial advisor to assist in evaluation of strategic options for the Company and expects that professional fees will increase in future reporting periods.

Income Taxes

Income taxes for the nine months ended June 30, 2000 reflects the tax benefit of the loss on sale of securities and MBSs. The effective tax benefit rates for the nine months ended June 30, 2000 is lower than the effective rates for the 1999 periods due to state taxes. The laws under which financial institutions are taxed do not permit carryback or carryforward of net operating losses for Missouri tax purposes.

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

      (b)  Reports on Form 8-K: None.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PERRY COUNTY FINANCIAL CORPORATION
                                             (Registrant)


DATE: August 7, 2000              BY: Leo J. Rozier
                                      Leo J. Rozier, President, Chief Executive
                                      Officer and Duly Authorized Officer
                                      and Principal Financial Officer