Form 10KSB
period 2000-09-30
PERRY COUNTY FINANCIAL CORP
filed 2000-12-29
CIK 931074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ------------------ TO ------------------
       COMMISSION FILE NUMBER 0-25088

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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the past
12
months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.
                                        1
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$6.3 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of December 15, 2000, was approximately $10.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of November 30, 2000, there were 741,928 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2000.

         Part III of Form 10-KSB - Other Information

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         THE COMPANY. Perry County Financial Corporation (the "Company") a Missouri corporation, was formed in September 1994 to act as the holding company for Perry County Savings Bank, FSB (the "Bank" or "Perry County") upon the completion of the Bank's conversion from mutual to stock form
(the "Conversion").   The  Company  received  approval  from  the  Office  of
Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on February 10, 1995. All references to the Company prior to February 10, 1995, except where otherwise indicated, are to the Bank.

         At September 30, 2000, the Company had $93.9 million of assets and stockholders' equity of $11.8 million (or 12.6% of total assets).

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


                                        2
         The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits to purchase securities and mortgage-backed securities and to originate mortgage loans secured by one- to four-family residences and, to a lesser extent, commercial, construction, development and multi-family real estate loans and loans secured by deposit accounts. At September 30, 2000, at least 90% of the Bank's real estate mortgage loans were secured by properties located in Missouri.

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

         GENERAL. The Bank's loan portfolio consists primarily of conventional, first mortgage loans secured by one- to four-family residences and, to a lesser extent, consumer, multi-family and commercial real estate loans and construction or development loans. At September 30, 2000, the Bank's gross loans outstanding totaled $18.0 million, of which $15.5 million or 86.1% were one-to four-family residential mortgage loans. One- to four-family mortgage loans were primarily fixed-rate loans. At that same date, commercial and multi-family residential real estate loans totaled $918,000, including fixed-rate

                                        3
loans of $905,000 and adjustable-rate loans of $13,000. Also at that date, the Bank's construction and land loans totaled $1.3 million or 7.1% of the Bank's total loan portfolio, all of which were fixed-rate loans. Loans secured by deposit accounts were $303,000 at September 30, 2000.

        The Bank and the Company also invest in mortgage-backed and related securities and U.S. government and agency obligations. At September 30, 2000, mortgage-backed securities totaled $34.3 million or 36.5% of total assets and U.S. government and agency obligations totaled $5.0 million or 5.3% of total assets. See "Investment Activities."

         All loans up to $85,000 must be approved by the Bank's President. Requests for loans greater than $85,000 are reviewed and considered for
approval by the Board of Directors on a case-by-case basis.   The  Bank's  loans
-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At September 30, 2000, the maximum amount which the Bank could have lent under this limit to any one borrower and the borrower's related entities was approximately $1.5 million.
At September 30, 2000, the Bank had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. The Bank's
largest   lending   relationship   at   September   30,   2000   was  a
commercial loan of $368,000. The next largest lending relationship at September 30, 2000 was a commercial loan of $346,000. Both loans were current as of September 30, 2000.

         LOAN PORTFOLIO COMPOSITION. The following information summarizes the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                             September 30,
                              --------------------------------------------------
                                    2000            1999               1998
                              -------------------------------------------------
                              Amount  Percent  Amount  Percent  Amount  Percent
                              -------------------------------------------------
                                                  (Dollars in Thousands)
REAL ESTATE LOANS:
                              (C)
 One- to four-family........  $15,516    86.1%  $14,379    84.7%  $13,496  84.4%
 Multi-family...............       14      .1        26      .2        42    .3
 Commercial.................      904     5.0       618     3.6       727   4.6
 Construction or land.......    1,276     7.1     1,669     9.8     1,269   7.9
                             --------  ------   -------   -----    ------  -----
  Total real estate loans...   17,710    98.3    16,692    98.3   15,534   97.2
                              --------  ------  -------   -----   -------  ----

OTHER LOANS:
 Consumer Loans:
  Deposit account...........      303     1.7       280     1.7       454   2.8
                              --------  -----   -------   -----   -------  -----
  Total consumer loans....        303     1.7       280     1.7       454   2.8
                              --------  -----   -------   -----   -------  -----
     Total loans.............  18,013   100.0%   16,972   100.0%   15,988 100.0%
                                        ======             =====          =====
LESS:
 Loans in process............     283               329               190
 Deferred fees and discounts.      15                13                 9
 Allowance for losses........      30                30                25
                             ---------          -------           -------
 Total loans receivable, net  $17,685           $16,600           $15,764
                             =========          =======           =======
                                        4

         Adjustable rate loans included in the loan portfolio amounted to $401,000 at September 30, 2000.

         The following table sets forth certain information at September 30, 2000 regarding the dollar amount of principal repayments becoming due during the periods indicated for loans. The table below does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.
Construction loans are automatically converted to permanent loans, and are included in the related real estate mortgage loans category.


                                Real Estate      Loans Secured by
                             Mortgage Loans(2)   Deposit Accounts    Total
                              ----------------  -----------------  ------------
                                                 (Dollars in Thousands)
Due During Years Ending:
Within 1 year(1).............. $     43           $      303        $    346
After 1 year through 3 years..       83                   -               83
After 3 years through 5 years.      636                   -              636
After 5 years through 10 years    1,200                   -            1,200
Beyond 10 years...............   15,748                   -           15,748
                                -------              ------          -------
       Total gross loans...... $ 17,710           $     303         $ 18,013
                                =======              ======          =======

(1)  Includes demand loans and loans having no stated maturity.
(2) Includes single- and multi-family loans, construction, land and commercial loans.

        The following table sets forth the dollar amount of all real estate mortgage loans at September 30, 2000, due after September 30, 2001, which have fixed interest rates and adjustable interest rates.

                                                   Real Estate
                                                Mortgage Loans(1)
                                            -------------------------
                                              (Dollars in Thousands)
Fixed rate......................................      $17,266
Adjustable rate.................................          401
                                                       ______
       Total gross loans........................      $17,667
                                                       ======


(1) Includes single and multi-family loans, construction, land and commercial loans.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. At September 30, 2000, $15.5 million, or 86.1%, of the Bank's gross loan portfolio consisted of permanent loans secured by one- to four-family
residences.   Approximately  90% of these  loans were  located in the
Bank's market area.

         At September 30, 2000, the Bank offered one- to four-family residential fixed-rate loans with loan payments (amortization) based on a 25 year maturity, but with a loan term of 20 years. In prior years, the Bank originated fixed-rate

                                        5
loans with terms to maturity up to 30 years. At September 30, 2000, the total balance of one- to four-family fixed-rate loans was $15.1 million or 84.0% of the Bank's gross loan portfolio.

         The Bank also offers one- to four-family residential adjustable rate mortgages ("AMLs") which are fully amortizing loans with contractual maturities of up to 20 years. The interest rates on substantially all of the AMLs originated by the Bank are subject to adjustment after the initial period at one year intervals. The Bank's AML products generally carry interest rates which are reset to a stated margin over an independent index. Increases or decreases in the interest rate of the Bank's AMLs are generally limited to 2% at any adjustment date and 6% over the life of the loan. The Bank's AMLs do not contain prepayment penalties and do not produce negative amortization. At September 30, 2000, the total balance of one- to four-family AMLs was $388,000, or 2.2% of the Bank's gross loan portfolio.

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

         In the past, the Bank has purchased one- to four-family residential mortgage loans secured by property located outside its market area. The loans purchased were reviewed by the Bank prior to purchase for compliance with its own underwriting standards. While some of these loans exceeded the 80% Bank's loan-to-value ratio requirement, (such loans were covered by private mortgage insurance which reduced the Bank's exposure to no more than 80%. The Bank's purchased loans are well-seasoned, since it has not purchased any such loans for at least five years. The Bank's purchased residential mortgage loans have performed in a manner consistent with its originated loans and at September 30, 2000 represented less than 2% of the Bank's loan portfolio.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Bank has also engaged in a limited amount of multi-family and commercial real estate lending in its market area. At September 30, 2000, the Bank had $918,000 in its multi-family and commercial real estate loan portfolio. The Bank does not currently purchase these types of loans. These loans represented
5.1% of the Bank's gross loan portfolio.

         The Bank's multi-family and commercial real estate loan portfolio is secured primarily by office, other commercial or apartment buildings. Commercial and multi-family real estate loans generally have terms that do

                                        6
not exceed 20 years and are made in amounts up to 80% of the appraised value of the security property. All of these loans have fixed rates of interest. In underwriting these loans, the Bank currently analyzes the financial condition of the borrower (including a review of the borrower's personal financial statements), the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Bank may also require a personal guarantee from the borrower on these loans. Appraisals on properties securing commercial real estate
 This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         CONSTRUCTION LENDING. At September 30, 2000, the Bank had $1.3 million of construction and land loans. Perry County offers loans to individuals for the construction of their residences, as well as to builders principally for the construction of one- to four-family residences. Currently, such loans are offered with fixed rates of interest. Following the six month construction period, these loans may become permanent loans.

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

         CONSUMER LENDING. The only consumer loans offered by the Bank are loans secured by deposit accounts. At September 30, 2000, the Bank's consumer loan portfolio totaled $303,000 or 1.7% of the Bank's gross loan portfolio.

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

                                        7
         The  Bank  has  not  sold  any of its  loans  and  does  not  currently contemplate doing so in the future. While the Bank has purchased and participated in loans in the past, it does not currently contemplate purchasing or participating in new loans.

         The following table shows the loan origination activities of the Bank for the periods indicated.


                                              Year Ended September 30,
                                   --------------------------------------------
                                       2000             1999          1998
                                   --------------------------------------------
                                                   (In Thousands)
ORIGINATIONS BY TYPE:
 Adjustable rate:
  Real estate - one- to four-family $    -         $  ---        $   -
                                     -------        ------        ------
         Total adjustable-rate.....      -            ---            -
                                     -------        ------        ------
 Fixed rate:
  Real estate:
    Commercial and development           100           603           467
    One- to four-family.......         3,440         5,376         6,449
  Non-real estate - consumer.....        613           611           786
                                     -------        ------        ------
         Total fixed-rate........      4,153         6,590         7,702
                                     -------        ------        ------
         Total loans originated...  $  4,153        $6,590        $7,702
                                     =======        ======        ======

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






                                        8
         The following table sets forth the Bank's loan  delinquencies  by type, by amount and by percentage of type at September 30, 2000.


                                                                Total Loans
                                     Loans Delinquent For:      Delinquent
                 60-89 Days            90 Days and Over       60 Days and Over
               --------------------  -------------------   --------------------

                           Percent               Percent               Percent
               Num-        of Loan   Num-        of Loan   Num-        of Loan
               ber  Amount Category  ber  Amount Category  ber  Amount Category
              ---------------------  --------------------  --------------------
                                         (Dollars in Thousands)
Real Estate:

  One- to
   four-family   1    $ 3    .02%     1   $ 156     1.0 %  2   $ 159    1.02%
               ----- -----                -----   -----        -----  ------

     Total..     1    $ 3    .02%     1   $ 156     1.0%   2   $ 159     -  %
              ===== =====                 =====  ======        ====   ======

         ASSET QUALITY. The Bank currently concentrates its lending activity primarily on one- to four-family mortgage loans in Perry County, Missouri and has traditionally experienced low non-performing asset levels. At September 30, 2000, the Bank had one non-performing loan. See "- Allowance for Losses on Loans."

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

                                                            September 30,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------------------------
                                                        (Dollars in Thousands)
Non-accruing loans:
  One- to four-family................................  $156    $---    $----
                                                       ----    ----    -----
     Total...........................................   156     ---    -----
                                                       ----    ----    -----

Total non-performing assets..........................  $156    $---    $----
                                                       ====    ====    =====
Total as a percentage of total assets................   .17%    ---%    ----%
                                                       ====    ====    =====

         OTHER LOANS OF CONCERN. As of September 30, 2000 there were no loans classified by the Bank with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.


                                        9

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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 2000, the Bank had assets
OF $156,000 classified as substandard.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance and no assurance can be made that future additions to the allowance will not be as large or larger than those in previous years. At September 30, 2000, the Bank had a total allowance for losses on loans of $30,000, or .17% of total gross loans. See Note 5 of the Notes to Consolidated
Financial Statements.





                                       10

         The following table sets forth an analysis of the Bank's allowance for loan losses.
                                                            Year Ended
                                                           September 30,
                                                    ---------------------------
                                                     2000       1999      1998
                                                    ---------------------------
                                                       (Dollars in Thousands)

Balance at beginning of period.................      $   30    $ 25      $ 25

Net charge-offs................................         ---     ---       ---
Additions charged to operations................         ---       5       ---
                                                     ------    ----      ----
Balance at end of period.......................      $   30    $ 30      $ 25
                                                     ======    ====      ====
Ratio of net charge-offs during the period to
 average loans outstanding during the period...        ---%    ---%      ---%
                                                     ======    ====      ====

Ratio of net charge-offs during the period to
 average non-performing assets.................        ---%    ---%      ---%
                                                     ======    ====      ====
         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                  September 30,
                 ---------------------------------------------------------------
                         2000                                1999
                 -------------------------------------------------------------
                           Percentage  Percent of        Percentage  Percent of
                             of Loans  Allowance            of Loans  Allowance
                   Amount     in Each   to Gross  Amount    in Each   to Gross
                  of Loan    Category   Loans in  of Loan   Category  Loans in
                    Loss     to Total     Each     Loss     to Total    Each
                 Allowance Gross Loans  Category Allowance Gross Loans Category
                 ---------------------------------------------------------------
                                                       (Dollars in Thousands)

One- to four-family...  $ 30     86.1%      .19%      $ 30       84.7%    .21%
Multi-family..........   ---       .1        ---       ---         .2     ---
Commercial real estate   ---      5.0        ---       ---        3.6     ---
Construction or land..   ---      7.1        ---       ---        9.8     ---
Consumer..............   ---      1.7        ---       ---        1.7     ---
Unallocated...........   ---      ---        ---       ---        ---     ---
                        ----   ------                 ----       ----
      Total.............$ 30    100.0%                $ 30      100.0%
                        ====   ======                 ====      =====











                                        11
                                          September 30,
                              -------------------------------------
                                             1998
                              -------------------------------------
                                           Percentage   Percent of
                                            of Loans    Allowance
                                 Amount      in Each     to Gross
                                of Loan     Category     Loans in
                                  Loss      to Total       Each
                               Allowance   Gross Loans   Category
                              -------------------------------------

One- to four-family...........   $ 25          84.4%         .19%
Multi-family..................    ---            .3          ---
Commercial real estate........    ---           4.6          ---
Construction or development...    ---           7.9          ---
Consumer......................    ---           2.8          ---
Unallocated...................    ---           ---          ---
                                 ----         ------
      Total...................   $ 25         100.0%
                                 ====         ======

INVESTMENT ACTIVITIES

         Perry County must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of September 30, 2000, the Bank met its regulatory liquidity ratio requirement (which is the ratio of liquid assets as a percentage of net withdrawable savings deposits and current borrowings). See "Regulation -
Liquidity."

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

         MORTGAGE-BACKED  SECURITIES.  The Bank first began  making  significant purchases of mortgage-backed  securities in the early 1980s as an alternative to home mortgage  originations  for portfolio when management  determined that such investments would produce higher  risk-adjusted  yields for the Bank in light of the  competition  and limited  consumer  demand for home mortgages in its market
area.  The  Bank's  current  investment  strategy   emphasizes   mortgage-backed
securities with high credit  quality,  high cash flow, high liquidity and minimal  prepayment risk. The Bank has invested  primarily in federal agency securities,  principally  Freddie Mac, Ginnie Mae and Fannie Mae obligations


                                        12
and  certain  types  of  CMOs.  See  Note  4  of the  Notes to Consolidated
Financial Statements.

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

         A CMO is a special  type of  pass-through  debt in which the  stream of principal and interest payments on the underlying  mortgages or  mortgage-backed securities  is used to create  classes with  different  maturities  and, in some cases,  amortization  schedules,  as well as a residual interest, with each such class  possessing  different  risk  characteristics.  Management  believes these securities may represent attractive  alternatives  relative to other investments due to the wide variety of maturity and repayment options available through such
investments. The Bank did not hold any CMOs at September 30, 2000.   The
Bank does not anticipate purchasing significant amounts of CMOs in the future.

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

         While  mortgage-backed  securities  carry  a  reduced  credit  risk  as compared  to whole  loans,  such  securities  remain  subject to the risk that a fluctuating  interest  rate  environment,  along with other  factors such as the geographic  distribution  of  the  underlying  mortgage  loans,  may  alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.  The adjustable rate and/or short maturity
of the Bank's   portfolio   is  designed  to  minimize   that  risk.   In
contrast  to mortgage-backed   securities  in  which  cash  flow  is  received
(and,  hence, prepayment  risk is shared) pro rate by all securities  holders, the cash flows from the mortgages or mortgage-backed  securities underlying CMOs are segmented and paid in  accordance  with a  predetermined  priority  to investors  holding various tranches of such securities or obligations. A particular tranche of CMOs may  therefore  carry  prepayment  risk that differs from  that of  both  the underlying  collateral and other tranches.  The classes of CMOs purchased by the Bank have been in the lower risk tranche categories.

         SECURITIES.  At September 30, 2000,  the Company and Bank's  securities
(including  a  $750,000  investment  in the  common  stock of the FHLB of Des
Moines) totaled $5.7 million, or 6.1% of its total assets.
It is the Bank's general policy to purchase U.S. Government securities and federal agency obligations and other investment securities. See Note 3 of the Notes to Consolidated Financial Statements.

         OTS  regulations  restrict  investments  in  corporate  debt and equity
securities  by  the  Bank.  These  restrictions   include  prohibitions  against


                                        13
investments  in the debt  securities  of any one  issuer in excess of 15% of the
Bank's  unimpaired   capital  and  unimpaired  surplus  as  defined  by  federal regulations,  which totaled $1.5 million as of September 30, 2000, plus an additional  10% if the  investments  are fully  secured  by  readily  marketable collateral.  At September 30, 2000,  the Bank was in compliance  with this  regulation.  See  "Regulation  - Federal  Regulation of Savings
Associations"  for  a  discussion  of  additional  restrictions  on  the  Bank's investment activities.

         The following table sets forth the composition of the Company's and Bank's securities and mortgage-backed securities at the dates indicated.


                                                      September 30,
                            ---------------------------------------------------
                                    2000             1999              1998
                            ---------------------------------------------------
                             Carrying   % of   Carrying   % of   Carrying  % of
                               Value    Total    Value    Total    Value  Total
                            ---------------------------------------------------
                                               (Dollars in Thousands)
Debt securities:
  U.S. government securities $   ---       %   $   ---     ---%  $   ---  ---%
  Federal agency obligations   4,950    86.8    37,599    98.0    33,274  97.8
                             ------- -------   -------   ------  ------- -----
     Subtotal...............   4,950    86.8    37,599    98.0    33,274  97.8
                             ------- -------   -------   ------  ------- -----
Equity securities:
  FHLB stock................     750    13.2       750     2.0       750   2.2
                             ------- -------   -------   ------  -------  ----
     Subtotal...............     750    13.2       750     2.0       750   2.2
                             ------- -------   -------   ------  -------  ----
     Total debt and
       equity securities...  $ 5,700   100.0%  $38,349   100.0%  $34,024 100.0%
                             ======= =======   =======   ======  ======= =====

Other interest-earning assets:
  Interest-bearing deposits
     with banks..            $33,315   100.0%  $ 2,450   100.0%  $11,651 100.0%
                             ------- -------   -------   ------  ------- ------
     Total.................. $33,315   100.0%  $ 2,450   100.0%  $11,651 100.0%
                             ======= =======   =======   ======  ======= ======

Mortgage-backed securities:
  Ginnie Mae...............  $ 21,966    64.1%  $30,077    82.4%  $19,767  57.9%
  Fannie Mae...............    10,001    29.2     5,959    16.3    11,103  32.5
  Freddie Mac..............     2,299     6.7       456     1.3     3,259   9.6
                             --------  ------   -------   ------  ------- ------
     Total mortgage-
       backed securities..   $ 34,266   100.0%  $36,492   100.0%  $34,129 100.0%
                             ======== =======   =======  ======   ======= ======
        The composition and maturities of the securities  portfolio,  excluding
FHLB stock and other equity securities, are indicated in the following table.








                                        14
                                                 September 30, 2000
                           ----------------------------------------------------
                         Less Than   1 to 5   5 to 10  Over   Total Investment
                           1 Year     Years    Years   10 Years Securities
                         ------------------------------------------------------
                         Carrying  Carrying  Carrying Carrying Amortized Market
                          Value     Value     Value    Value    Cost      Value
                         ------------------------------------------------------
                                                (Dollars in Thousands)
Federal agency obligations
 available-for-sale.......  $ 1,994  $ 2,944  $ ---   $ ---   $ 4,938  $ 4,950
                            -------   ------    ---     ---  --------    -----

Weighted average yield....    6.75%    6.19%      - %   - %     6.48%
                           ========  =======    ===     ===  ========
         The Company and the Bank's securities  portfolio at September 30, 2000, contained  neither  tax-exempt  securities  nor securities of any issuer with an aggregate book value in excess of 10% of the Bank's retained earnings, excluding those issued by the U.S. government, or its agencies.

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
                                        15
                                            Year Ended September 30,
                                     ---------------------------------------
                                       2000          1999          1998
                                     ---------------------------------------
                                                  (In Thousands)

Opening balance..................     $ 67,747      $ 64,151      $ 61,071
Deposits.........................       38,438        39,712        36,467
Withdrawals......................      (42,222)      (38,698)      (35,827)

Interest credited................        2,646         2,582         2,440
                                       -------      --------      --------


Ending balance...................     $ 66,609      $ 67,747      $ 64,151

                                      ========     =========      ========


Net increase (decrease)..........     $ (1,138)     $  3,596      $  3,080

                                      ========     =========      ========

Percent increase (decrease)......        (1.68)%        5.61%         5.04%

                                      ========     =========      ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                 September 30,
                               ------------------------------------------------
                                     2000            1999             1998
                               ------------------------------------------------
                                      Percent           Percent         Percent
                             Amount  of Total  Amount  of Total  Amount of Total
                               ------------------------------------------------
                                                  (Dollars in Thousands)

TRANSACTIONS AND SAVINGS DEPOSITS:
Noninterest Bearing NOW
  Accounts                   $    41      .1%  $    59    0.1%  $    81    0.1%
NOW Accounts 2.25%...........  3,589     5.4     3,468    5.1     3,015    4.7
Passbook Accounts 2.75%......  3,636     5.5     4,075    6.0     4,004    6.3
Money Market Accounts 4.96%,
 4.72% and 4.69%.............  9,553    14.3    10,046   14.8     8,218   12.8
                              ------   -----    ------  ------   ------  ------
Total transaction accounts..  16,819    25.3    17,648   26.0    15,318   23.9
                              ------   -----    ------  ------   ------  ------
CERTIFICATES:

 2.00 -  4.00%..............     130      .2       120    0.2       117    0.2
 4.01 -  6.00%..............  24,596    36.9    48,471   71.6    44,265   69.0
 6.01 -  8.00%..............  25,064    37.6     1,509    2.2     4,451    6.9
                              ------   -----    ------  ------   ------  ------
Total Certificates..........  49,790    74.7    50,100   74.0    48,833   76.1
                              ------   -----   -------  ------   ------  ------
Total Deposits.............. $66,609   100.0%  $67,748  100.0%  $64,151  100.0%
                              ======   =====   =======  ======   ======  ======


                                        16
         The following table shows rate and maturity  information for the
Bank's certificates of deposit as of September 30, 2000.



                          2.00-      4.01-       6.01-                Percent
                          4.00%      6.00%       8.00%     Total     of Total
                          -----------------------------------------------------
                                                  (Dollars in Thousands)
Certificate accounts
maturing in year ending:
-------------------------------
September 30, 2001....     $ 130    $18,195     $22,191    $40,516      81.4%
September 30, 2002....         -      3,932       2,857      6,789      13.6
September 30, 2003....         -      1,782          16      1,798       3.6
September 30, 2004....         -        491           -        491       1.0
September 30, 2005....         -        196           -        196        .4
                         --------   -------     -------    -------     -----
   Total..............     $ 130    $24,596     $25,064    $49,790      100.0%
                         ========  ========    ========   ========    ======

   Percent of total...        .3%     49.4%        50.3%     100.0%
                         ========  ========    ========    ========

         The following table indicates the amount of the Bank's  certificates of deposit and other deposits by time remaining  until maturity as of September 30,
2000.
                                                Maturity
                            ---------------------------------------------------
                                       Over      Over
                            3 Months   3 to 6   6 to 12   Over
                            or Less    Months   Months  12 Months  Total
                           -------------------------------------------------
                                            (In Thousands)
Certificates of deposit
  less than $100,000....... $ 8,822   $10,607   $13,288   $9,274   $41,991

Certificates of deposit
  of $100,000 or more(1)...   3,131     2,582     2,086      ---     7,799

Total certificates of
  deposit.................  $11,953   $13,189   $15,374   $9,274   $49,790
                             ======    ======    ======    =====    ======
-----------------------
(1)  Includes deposits from governmental and other public entities.

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

                                        17
         There  were  $15.0  million  of  advances  from FHLB of Des Moines outstanding as of September 30, 2000.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated.

                                              Year Ended September 30,
                                       ------------------------------------
                                        2000          1999         1998
                                       ------------------------------------
                                             (Dollars in Thousands)
MAXIMUM BALANCE:
  FHLB advances................         $15,000     $15,000        $15,000

AVERAGE BALANCE:
  FHLB advances................         $15,000     $15,000        $ 8,538

         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                     September 30,
                                      ------------------------------------------
                                       2000            1999           1998
                                      ------------------------------------------
                                                   (Dollars in Thousands)

FHLB advances......................   $15,000         $15,000        $15,000
                                      -------         -------        -------
     Total borrowings..............   $15,000         $15,000        $15,000
                                      =======         =======        =======
Weighted average interest
  rate of FHLB advances...........        5.5%            5.5%           5.5%
                                      =======          =======        ======
SUBSIDIARY AND OTHER ACTIVITIES

         As a federally chartered savings association, Perry County is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or unsecured loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2000, Perry County had no subsidiaries.

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


                                        18
         FEDERAL  REGULATION  OF  SAVINGS  ASSOCIATIONS.  The OTS has  extensive authority  over  the  operations  of  savings  associations.  As  part  of  this authority, Perry County is required to file periodic reports with the OTS and is subject to periodic  examinations  by the OTS and the FDIC. The last regular OTS
examination  of Perry County was as of February 28, 2000.   All savings
associations  are subject to a  semi-annual  assessment,  based upon the savings association's total assets, to fund the operations of the OTS.

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

         Perry    County's    general     permissible    lending    limit    for
loans-to-one-borrower  is equal to the greater of $500,000 or 15% of  unimpaired capital  and  surplus  (except  for  loans  fully  secured  by  certain  readily marketable  collateral,  in  which  case  this  limit  is  increased  to  25% of unimpaired  capital and surplus).  At September 30, 2000, Perry County's lending limit under this restriction was $1.5 million.  Perry County is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories, based upon their level of capital and supervisory evaluation.
Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while

                                        19
institutions  that are less than adequately  capitalized  (i.e., core or Tier 1 risk-based  capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and  considered  of  substantial  supervisory  concern  pay the highest premium.  Risk  classification  of all insured  institutions will be made by the
FDIC for each  semi-annual  assessment  period.  As of September 30, 2000, Perry
County met the requirements of a well-capitalized institution.

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

         The capital  regulations  require  tangible capital of at least 1.5% of adjusted total assets (as defined by  regulation).  Tangible  capital  generally
includes  common   stockholders'   equity  and  retained  income,   and  certain
noncumulative  perpetual  preferred stock and related income.  In addition,  all intangible  assets,  other than a limited amount of purchased mortgage servicing rights,  must be deducted from tangible capital for calculating  compliance with the requirement. At September 30, 2000, Perry County did not have any intangible assets.

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

         At September 30, 2000,  Perry County had tangible capital of $10.2 million, or 11.0% of adjusted total assets, which is approximately $8.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. See also Note 10 on notes to consolidated financial statements.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At September 30, 2000, Perry County had no intangibles which were subject to these tests.

         At  September  30,  2000,  Perry  County  had  core  capital  equal  to
$10.2 million, or 11.0% of adjusted total assets, which is $6.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The
OTS is  also  authorized  to  require  a  savings  association  to  maintain  an

                                        20
additional  amount of total capital to account for  concentration of credit risk and the risk of non-traditional  activities. At September 30, 2000, Perry County was in compliance with this requirement.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Perry County had no such exclusions from capital and assets at September 30, 2000.

         In  determining  the  amount  of  risk-weighted   assets,  all  assets,
including certain  off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%,  based on the risk  inherent in the type of asset.  For example,  the OTS has assigned a risk weight of 50% for  prudently  underwritten permanent  one- to  four-family  first lien mortgage loans not more than 90 days delinquent  and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie
Mac.

         At September  30, 2000,  Perry County had total  risk-based  capital of
$10.2 million and risk-weighted assets of $22.0 million; or total capital of 46.5% of risk-weighted assets. This amount was $8.5 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized  and,  under certain  circumstances required, to take certain actions against savings associations that fail to meet their  capital  requirements.  The OTS is  generally  required to take action to restrict the activities of an "undercapitalized  association" (generally defined to be  one  with  less  than  either  a 4%  core  capital  ratio,  a 4%  Tier
1 risk-based  capital  ratio  or an  8%  risk-based  capital  ratio).  Any  such association  must  submit a  capital  restoration  plan and  until  such plan is approved by the OTS may not increase its assets,  acquire  another  institution, establish a branch or engage in any new  activities,  and generally may not make
capital   distributions.   The  OTS  is  authorized  to  impose  the  additional
restrictions that are applicable to significantly undercapitalized associations.

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


                                        21
         The imposition by the OTS or the FDIC of any of these measures on Perry
County may have a substantial  adverse effect on Perry  County's  operations and
profitability.   Company   shareholders  do  not  have  preemptive  rights,  and
therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of  Common  Stock,  such  issuance  may  result  in the  dilution  in the percentage of ownership of the Company.

         LIMITATIONS   ON  DIVIDENDS  AND  OTHER  CAPITAL   DISTRIBUTIONS.   OTS
regulations  impose various  restrictions or  requirements on associations  with respect  to their  ability  to pay  dividends  or make  other  distributions  of capital.  OTS regulations generally permit a Federal savings  association to pay dividends in any calendar year equal to net earnings for that year plus net earnings for the preceding two years.

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

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At September 30, 2000, Perry County was in compliance with the requirement.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including Perry
County,  are required to meet a qualified  thrift  lender  ("QTL") test to avoid
certain  restrictions  on  their  operations.   This  test  requires  a  savings
association  to have  at  least  65% of its  portfolio  assets  (as  defined  by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative,  the savings  association may maintain 60% of its assets in those assets specified in Section  7701(a)(19)
of the Internal Revenue Code.  Under either test, such assets primarily  consist of residential  housing  related loans and  investments.  At September 30, 2000,
Perry  County met the QTL test.

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

         COMMUNITY  REINVESTMENT  ACT.  Under  the  Community  Reinvestment  Act
("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the

                                        22
credit  needs  of its  entire  community,  including  low  and  moderate  income neighborhoods.  The CRA does not  establish  specific  lending  requirements  or
programs  for  financial   institutions  nor  does  it  limit  an  institution's
discretion  to develop the types of products and  services  that it believes are best  suited  to its  particular  community,  consistent  with the CRA.  The CRA requires the OTS, in connection with the examination of Perry County,  to assess the  institution's  record of meeting the credit needs of its  community  and to take such record into account in its evaluation of certain applications, such as a merger or the  establishment of a branch,  by Perry County.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

         If Perry  County  fails the QTL  test,  the  Company  must  obtain  the approval of the OTS prior to continuing after such failure,  directly or through its other  subsidiaries,  any business  activity  other than those  approved for multiple savings and loan holding companies or their subsidiaries.  In addition, within one year of such  failure the Company  must  register as, and will become
subject  to,  the  restrictions  applicable  to  bank  holding  companies.   The
activities  authorized  for a  bank holding company  are  more  limited  than are  the activities  authorized for a unitary or multiple  savings and loan

                                        23
holding Company.  See
"--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control
of  any  other  SAIF-insured   association.   Such acquisitions  are  generally
prohibited  if they result in a multiple  savings and loan holding company
controlling savings  associations  in  more  than  one  state.   However, such
interstate acquisitions  are  permitted  based  on  specific  state authorization  or in a supervisory acquisition of a failing savings association.

         FEDERAL SECURITIES LAW. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

         FEDERAL  RESERVE  SYSTEM.   The  Federal  Reserve  Board  requires  all
depository  institutions to maintain  non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking  accounts).  At September 30, 2000, Perry County was in compliance with these  reserve  requirements.  The  balances  maintained  to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

         As a member, Perry County is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2000, Perry County had $750,000 in
FHLB stock, which was in compliance with this requirement.

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

                                        24
FEDERAL AND STATE TAXATION

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

         In August 1996, legislation was enacted that repealed the percentage of taxable  income  method used by many  thrifts,  including the Bank, to calculate their bad debt reserve for federal  income tax  purposes.  As a result,  thrifts such as the Bank must  recapture  that  portion of the reserve  that exceeds the amount  that  could have been taken  under the  experience  method for tax years beginning after December 31, 1987. The recapture  occurs over a six-year period, commencing  with  the  1998  tax  year.  At  September  30,  2000,  the Bank had approximately  $292,000 in bad debt reserves  subject to recapture for
federal income tax  purposes.   The  deferred  tax  liability  related to the
recapture has been  previously  established so there will be no effect on future net income.

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

         A portion of the Bank's  reserves for losses on loans may not,  without adverse tax consequences, be utilized for the payment of cash dividends or other
distributions   to  a  shareholder   (including   distributions  on  redemption,
dissolution or  liquidation) or for any other purpose (except to absorb bad debt losses).  As of  September  30,  2000,  the portion of Perry  County's  reserves subject to this  treatment  for tax purposes  totaled  approximately  $1.4 million.

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


                                        25

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

EMPLOYEES

         The Bank had eight full-time employees and one part-time employee as of September 30, 2000, none of whom was represented by a collective bargaining agreement. The Bank believes that it enjoys good relations with its personnel. There are no executive officers of the Company and the Bank who are not directors.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The  following  table sets forth the  location  and certain  additional information  regarding the Bank's  office at September  30, 2000.  The office is owned by the Bank. At September 30, 2000, the Bank's  premises and equipment had an aggregate net book value of $288,000.
                                                                Net Book Value
                                    Year         Square        of Premises and
                                   Opened       Footage           Equipment
                                   --------------------------------------------
Office:
  14 North Jackson Street           1957         4,780           $288,000
  Perryville, Missouri



         The Bank's accounting and record-keeping activities are maintained on an on-line basis with an independent service bureau.

ITEM 3.  LEGAL PROCEEDINGS

         Currently, the Bank is not involved in any pending legal proceedings other than a routine legal proceeding occurring in the ordinary course of business, which in the aggregate involves an amount that is believed by management to be immaterial to the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.



                                        26
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 1 of the attached  2000 Annual  Report to  Stockholders, filed as
Exhibit 13 to this Form 10-KSB, is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         Pages  3  through  9 of the attached  2000 Annual Report to
Stockholders, filed as Exhibit 13 to this Form 10-KSB are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following information appearing in the Company's Annual Report to Stockholders for the year ended September 30, 2000, filed as Exhibit 13 to this Form 10-KSB is herein incorporated by reference.


                                                                       Pages in
                                                                        Annual
ANNUAL REPORT SECTION                                                   Report
---------------------                                                  --------
Report of Independent Auditors....................................         10
Consolidated Balance Sheets as of September 30, 2000 and 1999.....         11
Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998...............................         12
Consolidated Statements of Stockholders' Equity for
 Years Ended September 30, 2000, 1999 and 1998.....  .............         13
Consolidated Statements of Cash Flows for Years Ended September 30,
 2000, 1999 and 1998..............................................         14
Notes to Consolidated Financial Statements........................         15


         With the  exception of the  aforementioned  information,  the Company's
Annual Report to Stockholders for the year ended September 30, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


















                                        27

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONRTOL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT

Directors and Executive Officers

     The Company's Board of Directors is currently composed of five members, each of whom is also a director of the Bank. Directors are generally elected to serve for three-year terms or until their respective successors are elected and qualified. The directors are divided into three classes, and approximately one-third of the directors are elected annually.

     The business experience of each director and executive officer of the Company is set forth below. All directors and executive officers have held their present position for at least five years unless otherwise indicated.

     Thomas L. Hoeh. Mr. Hoeh has served as a Director of the Company since June 1995. He is a graduate of the University of Missouri Law School, having received a Juris Doctor Degree.
Since 1987, Mr. Hoeh has practiced law in Perry County, Missouri, including serving as the County's Prosecuting Attorney.

     Leo  J. Rozier.  Mr. Rozier serves as Chairman of the Board,
President and Chief Executive Officer for the Company, a position he  has held since its formation.  Mr. Rozier has been associated with  the Bank as its attorney since 1946 and was elected to  the
Board  of Directors in 1947.  Mr. Rozier served 4.5 years in  the
Missouri  House  of Representatives and 8 years in  the  Missouri
State Senate.  He is a graduate of the University of Missouri Law
School,  having  received a Juris Doctor Degree.   He  served  as
President of the State Historical Society of Missouri and is  now
a  permanent  Trustee.  Mr. Rozier is a retired  Colonel,  having served in the Infantry during World War II and subsequent thereto in  the  Judge  Advocate General Corps.  He was a member  of  the
Advisory  Committee  for  the  Redevelopment  Plan  for  Downtown
Perryville,  Missouri  1990.   Mr.  Rozier  is  the   father   of
Stephen  C.  Rozier,  the  Company's  Director,  Assistant   Vice
President and Assistant Secretary.

     Stephen C. Rozier. Mr. Rozier has served as a Director of the Company since September 1996, filling the vacancy caused by the untimely death of Director Patricia E. Rozier. He is a 1974 graduate of Southeast Missouri University, having received a B.S.
degree in Secondary Education. After teaching in the Hannibal and Ft. Zumwalt School District for six years, he joined the Bank in 1980 and now serves as Assistant Vice President and Assistant
Secretary.

     James K. Young. Mr. Young has served as a Director of the Company since its formation and as a member of the Board of Directors of the Bank for 27 years. Mr. Young is retired and was a part owner/director of Young & Sons Funeral Home located in Perryville, Missouri. He served on the Board of Directors for the Conservation Federation of Missouri and also served as its President and Vice President.

     Milton A. Vogel. Mr. Vogel is a retired Owner/Operator of the Lawrence & Moore Automobile Agency located in Perryville,

                                        28
Missouri.   Mr.  Vogel has served as a Director  of  the  Company
since its formation and of the Bank since 1978.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section  16(a)  of  the  Securities  Exchange  Act  of  1934
requires  the  Company's  directors and executive  officers,  and persons  who own more than 10% of the Company's Common Stock  (or any  other  equity securities, of which there is none),  to  file with  the Securities and Exchange Commission (the "SEC")  initial reports of ownership and reports of changes in ownership  of  the
Company's Common Stock.  Officers, directors and greater than 10%
shareholders  are  required  by SEC regulations  to  furnish  the
Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during fiscal 2000.

ITEM 10.    Executive Compensation

     The Company has not paid any compensation to its executive officers since its formation.

SUMMARY COMPENSATION TABLE

     The   following  table  sets  forth  information   regarding
compensation paid by the Bank to the Chief Executive Officer of the
Company and the Bank for services rendered during the fiscal year
ended  September  30, 2000.   No  other  executive officer made in excess
of $100,000 (salary plus bonus) during the fiscal year ended September 30,
2000.

                                               Long-Term
                                             Compensation
                      Annual Compensation        Awards
                      -------------------   -----------------------------

                                            Restricted
                                             Stock     Options/   All Other
                           Salary   Bonus   Award(s)   SARs       Compensation
 Name and Principal  Year  ($)(1)   ($)     ($)(3)        (#)         ($)
      Position

Leo J. Rozier,       2000  $138,300  $5,616   $---      ---        $3,267(2)
 President and Chief 1999   133,200   5,363    ---      ---         2,842
 Executive Officer   1998   136,125   5,113    ---      ---         3,587

(1)  Includes  board  fees of $9,786, $9,999 and $8,925  paid  in fiscal 2000, 1999 and 1998, respectively.
(2)  Includes  $3,267  of  life,  health  and  accidental   death
     insurance premiums paid by the Bank on behalf of Mr. Rozier.
(3)  As of September 30, 2000, the value of Mr. Rozier's unvested shares of restricted stock was $27,027.

 The following table provides information as to the value  of the  options  held  by the Company's Chief Executive  Officer  on
September 30, 2000, none of which have been exercised.  No  stock options  or stock appreciation rights were granted during  fiscal
2000.
                                        29

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END
                       OPTION VALUES

                                               Value of
                             Number of       Unexercised
                            Unexercised      In-the-Money
                             Options at       Options at
                           FY-End (#)(1)    FY-End ($)(2)

        Shares
       Acquired  Value
Name    on      Realized Exercisable  Unexercisable Exercisable  Unexercisable
       Exercise
        (#)        ($)     (#)          (#)           ($)          ($)


Leo J.   ---        $---   17,128       4,282         $ -          $ -
Rozier

   (1)  Represents an option to purchase Common Stock awarded  to the  Company's Chief Executive Officer.  The option vests
        in   five   equal   annual   installments.  The first four
        installments vested on January 16, 1997, 1998, 1999 and
        2000 with  the  remaining  installment to vest on
        January 16, 2001.
   (2)  An option is "in the money" if the market value of shares underlying the option is greater than the exercise price of the option.
        Mr. Rozier's option was not in the money at September 30, 2000.

Employment Agreement

     The  Bank has entered into an employment agreement  with
Leo  J.  Rozier  for  a  three  year  term.   The  employment
agreement provides for an annual base salary as determined by the  Board of Directors, but not less than Mr. Rozier's  then current salary.  Salary increases are reviewed not less often
than   annually  thereafter  and  are  subject  to  the  sole
discretion   of  the  Board  of  Directors.   The  employment
contract  provides  for  an  automatic  extension   for   one
additional year by the Board of Directors at the end of  each
year.   The  contract  provides  for  termination  upon   the
employee's death, for cause or upon certain events  specified by OTS regulations.  The employment contract is terminable by
the   employee  upon  90  days'  notice  to  the  Bank.   The
employment contract provides for payment to the employee,  in the  event there is a change in control of the Company or the
Bank,   as   defined  in  such  agreement,  where  employment
terminates  involuntarily in connection with such  change  in control  or  within 12 months thereafter,  of  the  remaining salary payable under the contract, plus a termination payment equal  to 299% of Mr. Rozier's "base compensation" as defined under  Section 280G of the Internal Revenue Code of 1986,  as
amended (the "Code"), provided that total payments under  the agreement  may  not exceed three times the employee's  annual salary  or  an  amount that would cause certain  adverse  tax consequences to the Bank and the employee under Section  280G of the Code.  Assuming a change in control were to take place as  of  September 30, 2000, the aggregate amounts payable  to
Mr. Rozier pursuant to this change in control provision would be  approximately  $512,000.  The  contract  provides,  among other  things,  for participation in an equitable  manner  in
employee  benefits applicable to executive  personnel.   This

                                        30
employment  contract may be deemed to have an "anti-takeover"
effect  that  could affect a proposed future  acquisition  of control of the Bank.

Director Compensation

     Directors were not paid fees for serving on the Company's Board during fiscal 2000.

     Each director was paid a fee of $787 per month for serving on the Bank's Board through December 31, 1999 and $825 per month thereafter. Directors receive no additional fees for attendance of Board or Board Committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of September 30, 2000, the Company had 741,928 shares of Common Stock
issued and  outstanding.   The following table sets forth information
regarding share ownership of:  (i)  those  persons  or entities  known by management  to beneficially  own more than five percent of the Company's
Common Stock  and  (ii) each director and executive officer of the Company and the Bank, individually and (iii) all directors and executive officers of the Company and the Bank as a group.

                                                            Shares
                                                    Beneficially   Percent
      Beneficial Owner                                 Owned       of Class

Perry County Financial                                 65,550       8.84%
Corporation Employee Stock
   Ownership Plan
14 North Jackson Street
Perryville, Missouri 63775 (1)

The Roosevelt Group, L.L.C.                            48,740       6.57
400 North Fifth Street,
Suite 200
St. Charles, Missouri 63301
          and
Bradshaw Capital Management,
L.L.C.
P.O. Box 1972
Village of Pinehurst, North
Carolina 28370 (2)

Gilster-Mary Lee Corporation                           68,600       9.25
1037 State Street
Chester, Illinois 62233 (3)

Leo J. Rozier                                          94,737      12.77
President and Chief Executive Officer
14 North Jackson Street
Perryville, Missouri 63775 (4)

Stephen C. Rozier                                      14,681       1.98
Assistant Vice President and
  Assistant Secretary
14 North Jackson Street
Perryville, Missouri 63775 (4)




                                        31
James K. Young                                          9,836       1.33
Director
14 North Jackson
Perryville, Missouri 63775 (4)


Milton A. Vogel                                        11,336       1.53
Director
14 North Jackson
Perryville, Missouri 63775 (4)

Thomas L. Hoeh                                          7,338        .99
Director
14 North Jackson
Perryville, Missouri 63775 (4)

Directors and executive officers of the               137,928      18.60
Company and the Bank as a group (5 persons) (4)

(1)  The  amount reported represents shares held by the  Employee
     Stock Ownership Plan ("ESOP"), 22,431 of which were allocated to accounts of participants.  First Bankers Trust Co., N.A., Quincy,
     Illinois, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to the accounts of participants.  Pursuant to the terms of the ESOP, participants have the right to direct the voting  of  shares allocated to participant accounts.
(2)  As  reported  on  Amendment No.  2  to  Schedule  13D  filed
     August 4,  2000.   The  Roosevelt  Group,  L.L.C.   and
     Bradshaw  Capital  Management,  L.L.C.  each  reported  sole voting  and  dispositive power over  the  48,740  shares  of
     Common Stock.
(3)  As reported on Amendment No. 1 to a Schedule 13G filed January 28,
     2000, in which Gilster-Mary Lee Corporation reported sole voting and dispositive power over 68,600 shares of Common Stock.
(4)  Includes  shares  held  directly, as well  as  jointly  with family members, and shares held in retirement accounts in  a fiduciary  capacity  or  by  certain  family  members,  with respect  to  which  shares the listed  individual  or  group members  may be deemed to have sole voting and/or investment
     power.   Included  in  the  shares  beneficially  owned  are
     options to purchase shares of Common Stock granted under the
     Company's  1995  Stock  Option and  Incentive  Plan  ("Stock
     Option  Plan"),  which options are currently exercisable  or exercisable  within  60  days of the Record  Date,  totaling
     21,411  for  Mr.  Rozier, 4,110 for Stephen C. Rozier, 4,282
     for Mr. Young, 4,282 for Mr. Vogel, and 4,282 for Mr. Hoeh
     (38,367 for  all  directors  and executive officers of the
     Company and the Bank as a group).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  Bank  has  followed a policy of granting  loans  to
eligible directors, officers, employees and members of  their immediate  families  for  the  financing  of  their  personal
residences.   All  such  loans  to  directors  and  executive
officers  are required to be made in the ordinary  course  of business  and  on  the same terms, including  collateral  and
interest   rates,  as  those  prevailing  at  the  time   for
comparable  transactions and do not  involve  more  than  the normal  risk  of  collectibility.  Loans to employees  (other than  executive officers) are made at reduced interest  rates

                                        32
which are one-half percent per annum off the stated rates for customers,  with  a  waiver of any  initial  service  charge.
However, should the employee voluntarily leave the employment of the Bank, the interest rate would  return to  the  regular rate at the time of departure.  At September  30,  2000,  the
Bank's  loans  to  directors, executive  officers,  employees and members of their immediate families totaled  $245,007  or
1.9% of the Company's stockholders' equity.

     All loans by the Bank to its executive officers and directors are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Bank.
Federal law prohibits a savings association from making loans to its executive officers and directors at favorable rates or on terms not comparable to those prevailing to the general public.

     At September 30, 2000, the Bank had the following loans to its directors, executive officers and their affiliates whose aggregate indebtedness exceeded $60,000 at any time since September 30, 1999.

                                        Largest
                                        Amount
Name and Position  Date    Type of     Outstanding    Balance        Interest
                   Loan    Loan          Since          at             Rate
                                      September 30,  September 30,
                                         1999           2000

 Thomas L. Hoeh    4/14/99 Mortgage     $182,620      $175,143         6.850%
 Director

 Stephen C.        2/3/99  Mortgage       73,105        69,864         6.375
  Rozier(1)
 Director,
 Assistant Vice
 President and
 Assistant
 Secretary

(1)  Stephen C. Rozier is the son of Leo Rozier.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         See Index to Exhibits.

         (B)  REPORTS ON FORM 8-K

         There were no Form 8-Ks filed by the Registrant during the quarter ended September 30, 2000.











                                        33

                                   SIGNATURES


         In accordance with Section 13 of 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PERRY COUNTY FINANCIAL CORPORATION


Date:  December 27, 2000                       By: /S/ LEO J. ROZIER
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

Date:  December 27, 2000                         Date: December 27, 2000
       ----------------------------------        ------------------------------


By:    /S/ STEPHEN C. ROZIER               By:   /S/ MILTON A. VOGEL
       ----------------------------------        ------------------------------
       Stephen C. Rozier, Director,              Milton A. Vogel, Director
       Assistant Vice President and
       Assistant Secretary

Date:  December 27, 2000                         Date: December 27, 2000
       ----------------------------------        ------------------------------



By:    /S/ THOMAS L. HOEH
       ----------------------------------
       Thomas L. Hoeh, Director


Date:  December 27, 2000
       ----------------------------------













                                INDEX TO EXHIBITS


                                                                    REFERENCE
                                                                    TO PRIOR
                                                                    FILING OR
REGULATION                                                           EXHIBIT
   S-B                                                               NUMBER
 EXHIBIT                                                             ATTACHED
  NUMBER                         DOCUMENT                            HERETO
------------------------------------------------------------------------------

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


