Form 10QSB
period 2000-12-31
PERRY COUNTY FINANCIAL CORP
filed 2001-02-13
CIK 931074

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549



                                  FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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


                     Class                      Outstanding January 31, 2001
Common Stock, par value $.01 per share                741,928 Shares

<PAGE i>


                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                                     INDEX


                                                                    PAGE NO.


PART I - Financial Information (Unaudited)

 Consolidated Balance Sheets                                            1

   Consolidated Statements of Operations                                2

   Consolidated Statements of Comprehensive Earnings (Loss)             3

   Consolidated Statements of Cash Flows                                4

   Notes to Consolidated Financial Statements                           5

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      6


PART II - Other Information                                             10

<PAGE ii>

                    PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Balance Sheets
                                      (Unaudited)


                                                    December 31, September 30,
    Assets                                              2000          2000

Cash and cash equivalents                          $  37,050,802   33,551,233
Securities available for sale, at market value
 (amortized
  cost of $3,951,321 and $4,938,404)                   3,994,530    4,950,056
Federal Home Loan Bank stock                             750,000      750,000
Mortgage-backed securities available for sale,
  at market value (amortized cost of $34,011,020
  and $35,125,029)                                    33,731,781   34,265,602
Loans receivable, net                                 18,236,402   17,685,109
Premises and equipment, net                              281,716      288,416
Accrued interest receivable:
  Securities                                              40,979       98,201
  Mortgage-backed securities                             192,710      196,629
  Loans receivable                                        72,055       72,530
Deferred tax asset                                       811,663    1,104,907
Refundable income taxes                                  948,636      948,636
Other assets                                              23,018       37,905
    Total assets                                   $  96,134,292   93,949,224

  Liabilities and Stockholders' Equity

Deposits                                           $  68,323,034   66,608,646
Accrued interest on deposits                             166,996      156,265
Advances from FHLB of Des Moines                      15,000,000   15,000,000
Advances from borrowers for taxes and insurance          110,220      225,469
Other liabilities                                         84,816       82,289
Accrued income taxes                                      39,995       30,485
    Total liabilities                                 83,725,061   82,103,154
Commitments and contingencies
Serial preferred stock, $.01 par value, 1,000,000
  shares authorized; none issued and outstanding             -            -
Common stock, $.01 par value; 5,000,000 shares
  authorized;  856,452 shares issued                       8,565        8,565
Additional paid-in capital                             8,261,484    8,254,013
Common stock acquired by ESOP                           (397,813)    (409,305)
Common stock acquired by MRP                             (28,185)     (50,934)
Unrealized loss on securities available for sale, net   (148,699)    (534,098)
Treasury stock at cost, 114,524 shares                (2,193,325)  (2,193,325)
Retained earnings - substantially restricted           6,907,204    6,771,154
    Total stockholders' equity                        12,409,231   11,846,070
    Total liabilities and stockholders' equity     $  96,134,292   93,949,224

See accompanying notes to consolidated financial statements.

<PAGE 1>
                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Operations
                                      (Unaudited)

                                                         Three Months Ended
                                                              December 31,
                                                          2000         1999
Interest income:
  Loans receivable                                 $    342,074     317,550
  Mortgage-backed securities                            590,457     579,632
  Securities                                             89,589     691,767
  Other interest-earning assets                         563,481      44,684
    Total interest income                             1,585,601   1,633,633
Interest expense:
  Deposits                                              941,262     833,575
  Advances from FHLB                                    211,017     210,974
    Total interest expense                            1,152,279   1,044,549
    Net interest income                                 433,322     589,084
Provision for loan losses                                  -           -
    Net interest income after provision
      for loan losses                                   433,322     589,084
Noninterest income:
  Service charges on NOW accounts                         6,263       6,517
  Gain on sale of MBSs                                     -            933
  Provision for loss on MBSs                               -       (188,431)
  Provision for loss on securities                         -       (486,563)
  Other                                                   7,713         397
    Total noninterest income                             13,976    (667,147)
Noninterest expense:
  Compensation and benefits                             170,312     159,734
  Occupancy expense                                       7,028       7,210
  Equipment and data processing expense                  22,600      21,938
  SAIF deposit insurance premium                          3,311      10,055
  Other                                                  37,665      37,076
    Total noninterest expense                           240,916     236,013
    Earnings (loss) before income taxes                 206,382    (314,076)
Income taxes                                             70,332    (112,821)
    Net earnings (loss)                            $    136,050    (201,255)

Basic earnings (loss) per common share             $        .19        (.29)

Diluted earnings (loss) per common share           $        .19        (.29)

Dividends per share                                $        .00         .00

See accompanying notes to consolidated financial statements.

<PAGE 2>

                PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
               Consolidated Statements of Comprehensive Earnings (Loss)
                                      (Unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                            2000         1999

Net earnings (loss)                                     $ 136,050    (201,255)
Other comprehensive earnings - unrealized gain (loss)
  on securities available for sale, net:
    Reclassification adjustment for gain, net of
      of income taxes, included in net earnings (loss)       -           (588)
    Unrealized holding gains (losses), net                385,399  (1,894,631)
      Comprehensive earnings (loss)                     $ 521,449  (2,096,474)

See accompanying notes to consolidated financial statements.

<PAGE 3>

                  PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                            2000         1999
Cash flows from operating activities:
  Net earnings (loss)                                   $ 136,050    (201,255)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used for) operating
    activities:
      Depreciation expense                                  6,700       6,836
      ESOP expense                                         18,963      23,128
      MRP expense                                          22,749      21,875
      Gain on sale of MBSs                                   -           (933)
      Provision for loss on MBSs                             -        188,431
      Provision for loss on securities                       -        486,563
      Amortization of premiums and discounts, net         (20,209)   (159,124)
  Decrease (increase) in:
    Accrued interest receivable                            61,616       7,636
    Deferred tax asset                                     66,898        -
    Other assets                                           14,887    (104,640)
  Increase (decrease) in:
    Accrued interest on deposits                           10,731     (35,280)
    Other liabilities                                       2,527     (11,252)
    Accrued income taxes                                    9,510    (122,812)
        Net cash provided by (used for) operating
         activities                                       330,422      99,173
Cash flows from investing activities:
  Loans originated, net of principal collections         (551,293)   (283,217)
  Mortgage-backed securities available for sale:
    Purchased                                                -       (776,541)
    Principal collections                               1,121,301   1,195,131
    Proceeds from sale                                       -      2,225,427
  Securities available for sale - proceeds from
   maturity or call                                     1,000,000     500,000
        Net cash provided by (used for) investing
         activities                                     1,570,008   2,860,800
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                            1,714,388    (358,632)
    Advances from borrowers for taxes and insurance      (115,249)   (179,498)
        Net cash provided by (used for) financing
         activities                                     1,599,139    (538,130)
        Net increase (decrease) in cash and cash
         equivalents                                    3,499,569   2,421,843
Cash and cash equivalents at beginning of period       33,551,233   2,702,394
Cash and cash equivalents at end of period           $ 37,050,802   5,124,237

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits                             $    930,531     868,855
    Interest on advances from FHLB                        211,017     210,974
    Federal income taxes                             $       -        137,735

See accompanying notes to consolidated financial statements.

<PAGE 4>

                  PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY
                      Notes to Consolidated Financial Statements
                                      (Unaudited)

 (1) The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2000 contained in the 2000 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

 (2) Following is a summary of basic and diluted earnings (loss) per common share for the three months ended December 31, 2000 and 1999:
                                                            Three Months Ended
                                                                 December 31,
                                                            2000         1999

    Net earnings (loss)                               $    136,050    (201,255)

    Weighted-average shares - Basic EPS                    701,572     695,100
    Stock options under treasury stock method                 -          1,875
    Weighted-average shares - Diluted EPS                  701,572     696,975

    Basic earnings (loss) per common share            $        .19        (.29)

    Diluted earnings (loss) per common share          $        .19        (.29)

Options to purchase 49,387 shares of common stock at $19.00 per share were outstanding during the three months ended December 31, 2000, but were not included in the computation of diluted earnings (loss) per share since the exercise price was greater than the average market price of the common stock.

 (3) Perry County Financial Corporation entered into a definitive agreement to be acquired by Jefferson County Bancshares on January 26, 2001. Under the terms of the agreement, Perry County Financial Corporation shareholders will receive $23.50 per share in cash. The acquisition, subject to regulatory and other requirements, is expected to close in the second half of 2001.

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

<PAGE 5>

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

The Bank's principal financial objective is to achieve long-term profitability while managing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk, including short-term U.S. prime interest rates. The Bank has employed various strategies intended to manage the adverse effects of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. Although the Bank has originated adjustable rate mortgage loans (AMLs) in the past, the Bank originated primarily 20-year, fixed rate loans in recent years. The Bank also purchased $6.6 million in AMLs and balloon MBSs during the year ended September 30, 2000 and $11.3 million of long-term, fixed rate MBSs during the year ended September 30, 1999. Advances from the FHLB with a 10-year term, callable in 5 years, were used to fund a portion of the purchases.

Until March 2000, the Bank held securities under a "leveraged investment" program. Long-term Federal agency obligations, which are callable in the near term, were purchased with intermediate-term FHLB advances (or other available funds). The Bank was able to earn a higher interest rate spread since the market prices callable obligations differently than noncallable obligations with otherwise identical terms. Leveraged investments usually result in increased interest rate risk. The effect on net interest income is positive unless rates change significantly. Because of the rise in interest rates, the market price of such securities were adversely affected, even though the interest rate spread remained positive. The Bank expects to purchase short and intermediate-term securities and MBSs in the future.

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

No significant problems have been encountered with the year 2000 issue to date. There are other widely reported dates which could cause software failures, and which were part of the Bank's year 2000 review and testing. Any year
2000 or other date related compliance failure could result in additional expense to the Bank.

<PAGE 6>

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, security maturities and calls, principal collections on mortgage-backed securities, loan repayments by borrowers and net earnings. The Bank has an agreement with the Federal Home Loan Bank of Des Moines to provide cash advances, should the Bank need additional funds.

The minimum level of liquidity required by regulation is presently 4%. The Bank's liquidity ratio exceeded the regulatory requirement at December 31, 2000.

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of December 31, 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Commitments to originate mortgage loans and fund loans in process at December 31, 2000 amounted to $8,000, expiring in 180 days or less.

The Bank's regulatory capital and regulatory capital requirements at
December 31, 2000 are summarized as follows:
                                           Minimum Required   Minimum Required
                                               for Capital       to be "Well
                                 Actual         Adequacy        Capitalized"
                             Amount   Ratio  Amount   Ratio  Amount     Ratio
                                                 (Dollars in Thousands)
Consolidated stockholders'
 equity                       $12,409
Stockholders' equity of
 Company                       (1,288)
Unrealized loss on securities
 and MBSs available for sale,
 net                              149
Deferred tax assets not
 includable in regulatory
 capital                         (531)
Tangible capital               10,739   11.3%   $1,419    1.5%
General valuation allowance        30
Other adjustments                 (10)
Total capital to risk-
 weighted assets              $10,759   47.3%   $1,818    8.0%  $ 2,273  10.0%

Tier 1 capital to risk-
 weighted assets             $10,739    47.3%   $  909    4.0%  $ 1,364   6.0%

Tier 1 capital to total
 assets                      $10,739    11.3%   $3,785    4.0%  $ 4,731   5.0%

Generally, unrealized losses on securities and MBSs do not affect the computation of regulatory capital. However, the Bank is limited in the amount of deferred tax assets which may be considered in computing regulatory capital. Losses on sales of securities and MBSs are charged to earnings and reduce regulatory capital.

<PAGE 7>

Financial Condition
Customer deposits, maturity of securities and loan repayments were invested in cash and cash equivalents. Accrued interest on securities decreased due to the timing of interest receipts and a lower average balance. Deferred tax asset decreased due to a lower unrealized loss on securities and MBSs available for sale. Lower unrealized losses resulted from a decline in market interest rates. Accrued interest on deposits increased due to timing of interest payments and a higher average balance of certificates. Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December. The Company did not repurchase shares of common stock in the open market during the quarter. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Asset Quality
Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There were two nonaccrual loans at December 31, 2000 amounting to $223,000. The borrower on one of the loans has declared bankruptcy and the Bank expects to foreclose on the property.

Following is a summary of activity in the allowance for loan losses:

  Balance at September 30, 2000        $  30,000
    Charge-offs                             -
    Recoveries                              -
    Provision for loan loss                 -
  Balance at December 31, 2000         $  30,000

                                 Results of Operations

Net Earnings
Net earnings increased from a net loss of $201,000 for the three months ended December 31, 1999 to net earnings of $136,000 for the three months ended December 31, 2000. The increase was due primarily to provisions for loss on MBSs and securities for the quarter ended December 31, 1999, partially offset by lower net interest income in the three months ended December 31, 2000, less related tax effects.

Net Interest Income
Net interest income decreased from $589,000 for the three months ended December 31, 1999 to $433,000 for the three months ended December 31, 2000. The decrease is due primarily to lower interest rates earned as a result of sale of callable Federal agency obligations and reinvestment of the proceeds in the FHLB daily time account. The Board of Directors authorized the investment in the FHLB daily time account pending review of the Company's strategic options. Long-term, fixed-rate loans were originated to replace loan prepayments and refinances. Interest on MBSs decreased due to higher average interest rates. Interest on securities decreased due to the sale of all callable securities. Other interest-earning assets increased due to a substantially higher average balance in the three months ended December 31, 2000 than in the prior period. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-earning assets.


<PAGE 8>

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three months ended
December 31, 2000 and 1999.

Noninterest Income
Noninterest income for the three months ended December 31, 1999 includes provisions for loss on MBSs and securities of $188,000 and $487,000, respectively. Other noninterest income increased from $397 for the three months ended December 31, 1999 to $8,000 for the three months ended December 31, 2000 due to nonrecurring income.

Noninterest Expense
Noninterest expense increased from $236,000 for the three months ended December 31, 1999 to $241,000 for the three months ended December 31, 2000. The increase was due primarily to hiring an additional employee in 2000, partially offset by lower Federal insurance premiums. Management expects that legal and professional fees will increase substantially in future periods as the proposed merger progresses.

Income Taxes
Income taxes increased from a credit of $113,000 for the three months ended December 31, 1999 to expense of $70,000 for the three months ended
December 31, 2000 due to the increase in earnings before income taxes. The Bank has a net operating loss carryforward for Federal income tax purposes of $1,981,000 which expires in 2020.

<PAGE 9>

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


                              PERRY COUNTY FINANCIAL CORPORATION
                                          (Registrant)


DATE: February 9, 2001        BY: /S/ Leo J. Rozier
                                   Leo J. Rozier, President, Chief Executive
                                   Officer and Duly Authorized Officer
                                   and Principal Financial Officer

<PAGE 10>