Form 10QSB
period 2001-03-31
PERRY COUNTY FINANCIAL CORP
filed 2001-05-04
CIK 931074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
450 5TH STREET, N.W.
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001
OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________________ to __________________

Commission File No. 0-25088

PERRY COUNTY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1694505 (I.R.S. Employer Identification No.)
14 North Jackson Street, Perryville, Missouri (Address of principal executive offices)	63775-1334 (Zip Code)

Registrant's telephone number, including area code:   (573) 547-4581

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Class Stock, par value $.01 per share	741,928 Shares Outstanding April 27, 2001

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2001

INDEX

PAGE NO.
PART I -- Financial Information (Unaudited)
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2 and 3
Consolidated Statements of Comprehensive Earnings (Loss)	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II -- Other Information	12

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2001	September 30, 2000

Cash and cash equivalents	$42,067,073	33,551,233
Securities available for sale, at market value (amortized cost of $2,974,364 and $4,938,404)	3,016,751	4,950,056
Federal Home Loan Bank stock	750,000	750,000
Mortgage-backed securities available for sale, at market value (amortized cost of $31,639,452 and $35,125,029)	31,821,444	34,265,602
Loans receivable, net	18,186,412	17,685,109
Premises and equipment, net	274,898	288,416
Accrued interest receivable:
Securities	79,426	98,201
Mortgage-backed securities	179,429	196,629
Loans receivable	71,753	72,530
Deferred tax asset	591,876	1,104,907
Refundable income taxes	948,636	948,636
Other assets	38,454	37,905
Total assets	$98,026,152	93,949,224

Liabilities and Stockholders' Equity

Deposits	$69,862,799	66,608,646
Accrued interest on deposits	169,015	156,265
Advances from FHLB of Des Moines	15,000,000	15,000,000
Advances from borrowers for taxes and insurance	154,249	225,469
Other liabilities	29,357	82,289
Accrued income taxes	28,657	30,485
Total liabilities	85,244,077	82,103,154
Commitments and contingencies
Serial preferred stock, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 5,000,000 shares authorized; 856,452 shares issued	8,565	8,565
Additional paid-in capital	8,274,320	8,254,013
Common stock acquired by ESOP	(386,320)	(409,305)
Common stock acquired by MRP	(5,436)	(50,934)
Unrealized gain (loss) on securities available for sale, net	141,358	(534,098)
Treasury stock at cost, 114,524 shares	(2,193,325)	(2,193,325)
Retained earnings - substantially restricted	6,942,913	6,771,154
Total stockholders' equity	12,782,075	11,846,070
Total liabilities and stockholders' equity	$98,026,152	93,949,224
See accompanying notes to consolidated financial statements.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Interest income:
Loans receivable	$ 356,320	318,195
Mortgage-backed securities	567,388	536,526
Securities	90,515	495,404
Other interest-earning assets	521,951	209,882
Total interest income	1,536,174	1,560,007
Interest expense:
Deposits	958,461	829,815
Advances from FHLB	206,388	208,681
Total interest expense	1,164,849	1,038,496
Net interest income	371,325	521,511
Provision for loan losses	-	-
Net interest income after provision for loan losses	371,325	521,511
Noninterest income:
Service charges on NOW accounts	5,207	6,268
Loss on securities available for sale	-	(5,261,062)
Loss on MBSs available for sale	-	(50,718)
Other	1,992	4,899
Total noninterest income	7,199	(5,300,613)
Noninterest expense:
Compensation and benefits	162,890	142,562
Occupancy expense	8,381	7,154
Equipment and data processing expense	25,374	25,192
SAIF deposit insurance premium	8,263	3,590
Other	99,811	31,018
Total noninterest expense	304,719	209,516
Earnings (loss) before income taxes	73,805	(4,988,618)
Income taxes	38,096	(1,668,036)
Net earnings (loss)	$ 35,709	(3,320,582)

Basic earnings (loss) per common share	$.05	(4.76)

Diluted earnings (loss) per common share	$.05	(4.76)

Dividends per share	$.00	.00

See accompanying notes to consolidated financial statements.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended March 31,
	2001	2000
Interest income:
Loans receivable	$ 698,394	635,745
Mortgage-backed securities	1,157,845	1,116,158
Securities	180,104	1,187,171
Other interest-earning assets	1,085,432	254,566
Total interest income	3,121,775	3,193,640
Interest expense:
Deposits	1,899,723	1,663,390
Advances from FHLB	417,405	419,655
Total interest expense	2,317,128	2,083,045
Net interest income	804,647	1,110,595
Provision for loan losses	-	-
Net interest income after provision for loan losses	804,647	1,110,595
Noninterest income:
Service charges on NOW accounts	11,470	12,785
Loss on securities available for sale	-	(5,747,625)
Loss on MBSs available for sale	-	(238,216)
Other	9,705	5,296
Total noninterest income	21,175	(5,967,760)
Noninterest expense:
Compensation and benefits	333,202	302,296
Occupancy expense	15,409	14,364
Equipment and data processing expense	47,974	47,130
SAIF deposit insurance premium	11,574	13,645
Other	137,476	68,094
Total noninterest expense	545,635	445,529
Earnings (loss) before income taxes	280,187	(5,302,694)
Income taxes	108,428	(1,780,857)
Net earnings (loss)	$ 171,759	(3,521,837)

Basic earnings (loss) per common share	$.24	(5.05)

Diluted earnings (loss) per common share	$.24	(5.05)

Dividends per share	$.00	.00

See accompanying notes to consolidated financial statements.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net earnings (loss)	$ 35,709	(3,320,582)
Other comprehensive earnings - unrealized gain (loss) on securities available for sale, net:
Reclassification adjustment for loss, net of income taxes, included in net earnings (loss)	-	3,505,775
Unrealized holding gains (losses), net	290,057	(32,904)
Comprehensive earnings (loss)	$325,766	152,289
	Six Months Ended March 31,
	2001	2000

Net earnings (loss)	$ 171,759	(3,521,837)
Other comprehensive earnings - unrealized gain (loss) on securities available for sale, net:
Reclassification adjustment for loss, net of income taxes, included in net earnings (loss)	-	3,950,655
Unrealized holding gains (losses), net	675,456	(2,373,003)
Comprehensive earnings (loss)	$847,215	(1,944,185)

See accompanying notes to consolidated financial statements.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$ 171,759	(3,521,837)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation expense	13,518	13,570
ESOP expense	43,293	43,241
MRP expense	45,498	44,624
Loss on securities availalbe for sale	-	5,747,625
Loss of MBSs available for sale	-	238,216
Amortization of premiums and discounts, net	(54,631)	(265,994)
Decrease (increase) in:
Accrued interest receivable	36,752	535,409
Deferred tax asset	116,333	(950,459)
Refundable income taxes	-	(845,320)
Other assets	(549)	13,067
Increase (decrease) in:
Accrued interest on deposits	12,750	(11,832)
Other liabilities	(52,932)	(57,950)
Accrued income taxes	(1,828)	(122,812)
Net cash provided by (used for) operating activities	329,963	859,548
Cash flows from investing activities:
Loans originated, net of principal collections	(501,303)	(449,170)
Mortgage-backed securities available for sale:
Purchased	-	(2,007,928)
Principal collections	3,504,247	2,018,144
Proceeds from sale	-	5,787,068
Securities available for sale:
Proceeds from maturity or call	2,000,000	500,000
Proceeds from sale	-	34,706,413
Purchase of permises and equipment	-	(1,698)
Net cash provided by (used for) investing activities	5,002,944	40,552,829
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	3,254,153	(745,856)
Advances from borrowers for taxes and insurance	(71,220)	(139,163)
Other	-	(856)
Net cash provided by (used for) financing activities	3,182,933	(885,875)
Net increase (decrease) in cash and cash equivalents	8,515,840	40,526,502
Cash and cash equivalents at beginning of period	33,551,233	2,702,394
Cash and cash equivalents at end of period	$42,067,073	43,228,896
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits	$ 1,886,973	1,675,222
Interest on advances from FHLB	417,405	419,655
Federal income taxes	$ -	132,336
See accompanying notes to consolidated financial statements.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2000 contained in the 2000 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

(2)	Following is a summary of basic and diluted earnings (loss) per common share for the three months ended March 31, 2001 and 2000:
	Three Months Ended March 31,
	2001	2000

Net earnings (loss)	$ 35,709	(3,320,582)

Weighted-average shares - Basic EPS	702,721	698,124
Stock options under treasury stock method	1,010	-
Weighted-average shares - Diluted EPS	703,731	698,124

Basic earnings (loss) per common share	$.05	(4.76)

Diluted earnings (loss) per common share	$.05	(4.76)

Following is a summary of basic and diluted earnings (loss) per common share for the six months ended March 31, 2001 and 2000:

	Six Months Ended March 31,
	2001	2000

Net earnings (loss)	$171,759	(3,521,837)

Weighted-average shares - Basic EPS	702,146	697,549
Stock options under treasury stock method	1,010	-
Weighted-average shares - Diluted EPS	703,156	697,549

Basic earnings (loss) per common share	$.24	(5.05)

Diluted earnings (loss) per common share	$.24	(5.05)

Options to purchase 49,387 shares of common stock at $19.00 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings (loss) per share since the exercise price was greater than the average market price of the common stock.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(3)	Perry County Financial Corporation entered into a definitive agreement to be acquired by Jefferson County Bancshares on January 26, 2001. Under the terms of the agreement, Perry County Financial Corporation shareholders will receive $23.50 per share in cash. The acquisition, subject to regulatory and other requirements, is expected to close in the second half of 2001.

NEXT PAGE

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

NEXT PAGE

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

Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital adequacy guidelines require Tier 1 (core) capital of at least 4% (3% under certain circumstances) of total assets, Tier 1 capital of 4% of risk-weighted assets and total capital (risk-based capital) of 8% of risk-weighted assets. As of March 31, 2001, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Commitments to originate mortgage loans and fund loans in process at March 31, 2001 amounted to $60,000, expiring in 180 days or less.

The Bank's regulatory capital and regulatory capital requirements at March 31, 2001 are summarized as follows:

	Actual		Minimum Required for Capital Adequacy		Minimum Required to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Consolidated stockholders' equity	$12,782
Stockholders' equity of Company	(1,257)
Unrealized gain on securities and MBSs available for sale, net	(141)
Deferred tax assets not includable in regulatory capital	(357)
Tangible capital	11,027	11.4%	$1,450	1.5%
General valuation allowance	30
Other adjustments	(10)
Total capital to risk-weighted assets	$11,047	47.7%	$1,854	8.0%	$ 2,317	10.0%
Tier 1 capital to risk-weighted assets	$11,027	47.6%	$ 927	4.0%	$ 1,390	6.0%
Tier 1 capital to total assets	$11,027	11.4%	$3,866	4.0%	$ 4,832	5.0%

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Generally, unrealized gains and losses on securities and MBSs do not affect the computation of regulatory capital. However, the Bank is limited in the amount of deferred tax assets which may be considered in computing regulatory capital. Losses on sales of securities and MBSs are charged to earnings and reduce regulatory capital.

Financial Condition

Customer deposits, maturity of securities and loan repayments were invested in cash and cash equivalents. Accrued interest on securities decreased due to the timing of interest receipts and a lower average balance. Deferred tax asset decreased due to a reversal of unrealized losses on securities and MBSs available for sale. The unrealized gains at March 31, 2001 resulted from a decline in market interest rates. Accrued interest on deposits increased due to timing of interest payments and a higher average balance of certificates. Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December. The Company did not repurchase shares of common stock in the open market during the quarter. While the purchase of treasury stock may be beneficial to the Company or shareholders, the purchase of treasury stock reduces interest-earning assets of the Company. Capital of the Bank is also reduced to the extent treasury stock purchases are funded by dividends from the Bank to the Company.

Asset Quality

Loans are placed on a nonaccrual status when contractually delinquent more than ninety days. There was one nonaccrual loan at March 31, 2001 of $66,000.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2000	$ 30,000
Charge-offs	-
Recoveries	-
Provision for loan loss	-
Balance at March 31, 2001	$ 30,000

Results of Operations

Net Earnings

Net earnings increased from a net loss for the three and six months ended March 31, 2000 to net earnings for the three and six months ended March 31, 2001. The increases were due primarily to losses on sales of MBSs and securities for the periods ended March 31, 2000.

Net Interest Income

Net interest income decreased from $522,000 for the three months ended March 31, 2000 to $371,000 for the three months ended March 31, 2001. The decrease is due primarily to lower interest rates earned as a result of sale of callable Federal agency obligations and reinvestment of the proceeds in the FHLB daily time account. The Board of Directors authorized the investment in the FHLB daily time account pending review of the Company's strategic options. Interest on loans and MBSs increased due to higher average balances. Interest on securities decreased due to the sale of all callable securities near the end of the March 2000 quarter. Other interest-earning assets increased due to a substantially higher average balance in the three months ended March 31, 2001 than in the prior period. Components of interest income vary from time to time based on the availability and interest rates of loans, securities, MBSs and other interest-earning assets. Interest on deposits increased during the three months ended March 31, 2001 compared to the prior period due to higher average balances.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income decreased from $1.1 million for the six months ended March 31, 2000 to $805,000 for the six months ended March 31, 2001. The decrease is due primarily to lower interest rates earned as a result of sale of callable Federal agency obligations and reinvestment of the proceeds in the FHLB daily time account. Interest on loans and MBSs increased due to higher average balances. Interest on securities decreased due to the sale of all callable securities near the end of the March 2000 quarter. Other interest-earning assets increased due to a substantially higher average balance in the six months ended March 31, 2001 than in the prior period. Interest on deposits increased during the six months ended March 31, 2001 compared to the prior period due to higher average balances and higher average rates.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. As a result of this evaluation, the Bank made no provision for loan losses for the three and six months ended March 31, 2001 and 2000.

Noninterest Income

Noninterest income for the three and six months ended March 31, 2000 includes losses on sale of MBSs and securities totaling $5.3 million and $6.0 million, respectively. The Bank sold all callable securities available for sale and a portion of the MBSs portfolio during the quarter ended March 31, 2000 in order to reduce interest rate risk.

Noninterest Expense

Noninterest expense increased from $210,000 for the three months ended March 31, 2000 to $305,000 for the three months ended March 31, 2001. Noninterest expense increased from $446,000 for the six months ended March 31, 2000 to $546,000 for the six months ended March 31, 2001. The increase was due primarily to higher professional fees in connection with the proposed merger, hiring an additional employee, and higher SAIF deposit insurance premiums. Management expects that legal and professional fees will increase substantially in future periods as the proposed merger progresses.

Income Taxes

Income taxes increased from a credit of $1.7 million for the three months ended March 31, 2000 to expense of $38,000 for the three months ended March 31, 2001 due to the increase in earnings before income taxes. Income taxes increased from a credit of $1.8 million for the six months ended March 31, 2000 to expense of $108,000 for the six months ended March 31, 2001 due to an increase in earnings before income taxes. The Bank has a net operating loss carryforward for Federal income tax purposes of approximately $1.9 million which expires in 2020.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

PART II - Other Information

Item 1 - Legal Proceeding

There are no material legal proceedings to which the Holding Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2- Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits: none

(b)  Reports on Form 8-K: dated February 14, 2001 related to a definitive agreement for the Company to be acquired by Jefferson County Bancshares.

NEXT PAGE

PERRY COUNTY FINANCIAL CORPORATION AND SUBSIDIARY

PART II - Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERRY COUNTY FINANCIAL CORPORATION (Registrant)
DATE:	April 30, 2001	BY:	Leo J. Rozier Leo J. Rozier, President, Chief Executive Officer and Duly Authorized Officer and Principal Financial Officer

NEXT PAGE